Form 10-Q
period 1996-03-31
COVENTRY CORP
filed 1996-05-15
CIK 867440

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE QUARTERLY PERIOD ENDED
                                MARCH 31, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM _______________TO _______________

                        Commission file number 0-19147
                                               -------

                             COVENTRY CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter


DELAWARE                                                62-1297579
- --------                                                ----------
(State or
other jurisdiction of                                    (I.R.S. Employer
incorporation or organization)                         Identification No.)

          53 CENTURY BOULEVARD, SUITE 250, NASHVILLE, TENNESSEE 37214
          -----------------------------------------------------------
                    (Address of principal executive office)
                                  (Zip Code)

                                (615) 391-2440
             ------------------------------------------------------
             (Registrant's telephone number, including area code)
                         ______________________________

(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES  X    NO
                                       ----    ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                      Outstanding at May 7, 1996
- -----                                      --------------------------
Common stock $.01 PAR VALUE                        32,715,308

                              COVENTRY CORPORATION

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                               Page
                                                                               ----
PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

                  Condensed Consolidated Balance Sheets at                      1
                  March 31, 1996 and December 31, 1995

                  Condensed Consolidated Statements of Earnings                 2
                  for the three months ended March 31, 1996 and 1995

                  Condensed Consolidated Statements of Cash                     3
                  Flows for the three months ended March 31, 1996
                  and 1995

                  Notes to Condensed Consolidated Financial Statements          4

Item 2:  Management's Discussion and Analysis of Financial                      5
            Condition and Results of Operations

PART II. OTHER INFORMATION

Item 1:  Legal Proceedings                                                      9

Item 2,3,4, and 5                                                               9

Item 6                                                                         10

Signatures                                                                     11


Part 1.  FINANCIAL INFORMATION
Item 1:    Financial Statements


                     COVENTRY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                                  March 31,           December 31,
ASSETS                                                             1996                  1995
- -----------------------------------------                       -----------           ------------
                                                                (unaudited)
Cash and cash equivalents                                          $ 80,384              $ 67,435
Short-term investments                                                7,938                18,408
Accounts receivable, net                                             37,000                32,118
Other receivables                                                    18,160                10,909
Prepaid expenses and other current assets                            18,488                14,566
                                                                   --------              --------
      Total current assets                                          161,970               143,436

Long-term investments                                                65,966                68,258
Property and equipment, net                                          51,747                51,253
Goodwill and intangible assets, net                                 142,202               111,879
Other assets                                                         11,893                10,849
                                                                   --------              --------
      Total assets                                                 $433,778              $385,675
                                                                   ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- -----------------------------------------

Medical claim liabilities                                          $ 99,512              $ 92,160
Accounts payable and other accrued liabilities                       60,445                47,916
Deferred revenue                                                     13,506                13,880
Current portion of long-term debt                                     1,435                 1,459
Notes payable                                                           541                   848
                                                                   --------              --------
      Total current liabilities                                     175,439               156,263

Long-term debt                                                       93,755                65,600
Other long-term liabilities                                           7,596                 7,994
Minority interest                                                                           1,967
Stockholders' equity
  Common Stock, $.01 par value; 50,000,000 shares                       327                   323
    authorized; issued and outstanding 32,709,646
    and 32,276,575 shares
  Additional paid-in capital                                        132,604               128,119
  Net unrealized investment loss                                        178                   562
  Retained earnings                                                  23,879                24,847
                                                                   --------              --------
      Total stockholders' equity                                    156,988               153,851
                                                                   --------              --------
      Total liabilities and stockholders' equity                   $433,778              $385,675
                                                                   ========              ========


See notes to condensed consolidated financial statements.

                     COVENTRY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (in thousands, except per share data)
                                  (unaudited)

                                                                     Three months ended
                                                                         March 31,
                                                               -------------------------
                                                                    1996            1995
                                                               -------------------------
Operating revenues:
  Managed care premiums                                         $233,663        $207,507
  Management services                                              3,274           2,145
                                                                --------        --------
    Total operating revenues                                     236,937         209,652

Operating expenses:
  Health benefits                                                199,301         164,873
  Selling, general and administrative                             31,354          25,377
  Depreciation and amortization                                    3,851           3,149
  Termination and related costs                                    5,203
                                                                --------        --------
    Total operating expenses                                     239,709         193,399
                                                                --------        --------
Operating earnings (loss)                                         (2,772)         16,253

Other income, net                                                  2,274           1,555
Interest expense                                                  (1,100)         (1,117)
                                                                --------        --------
Earnings (loss) before income taxes                               (1,598)         16,691

Provision (benefit) for income taxes                                (630)          6,821
                                                                --------        --------
Net earnings (loss)                                             $   (968)       $  9,870
                                                                ========        ========
Net earnings (loss) per common and
  common equivalent share                                       $  (0.03)       $   0.30
                                                                ========        ========
Weighted average common and
  common equivalent shares outstanding                            32,854          32,402
                                                                ========        ========



See notes to condensed consolidated financial statements.

                     COVENTRY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)
                                  (unaudited)


                                                                            Three months ended March 31,
                                                                            ----------------------------
                                                                                1996              1995
                                                                            ----------       -----------
Net cash provided by operating activities                                    $ 2,263           $22,176
                                                                             -------           -------
Cash flows from investing activities:
  Capital expenditures, net                                                   (3,286)           (6,830)
  Sale of investments                                                         15,714             7,477
  Purchase of investments                                                     (4,366)          (12,480)
  Payments for purchase of subsidiaries, net of cash acquired                (27,909)           (1,828)
                                                                             -------           -------
Net cash used in investing activities:                                       (19,847)          (13,661)
                                                                             -------           -------
Cash flows from financing activities:
  Issuance of long-term debt and notes payable                                35,035             3,612
  Payments of long-term debt and notes payable                                (7,373)          (11,698)
  Net proceeds from issuance of stock                                          2,871             1,711
                                                                             -------           -------
Net cash provided by (used in) financing activities                           30,533            (6,375)
                                                                             -------           -------
Net increase in cash and cash equivalents                                     12,949             2,140
Cash and cash equivalents at beginning of the period                          67,435            68,108
Cash and cash equivalents at end of period                                   $80,384           $70,248
                                                                             =======           =======
Supplemental disclosures of cash flow information
  Cash paid during the period was as follows:
    Interest                                                                 $   924           $   973
                                                                             =======           =======
    Income taxes                                                             $   584           $ 1,429
                                                                             =======           =======




See notes to condensed consolidated financial statements.

                              COVENTRY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements of Coventry Corporation and subsidiaries (the "Company") contained in this report are unaudited but reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair statement of the results of the interim periods reflected. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (the "SEC"). The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K, filed with the SEC in March 1996.

2.       ACQUISITIONS

         Effective March 22, 1996, the Company purchased 81% of the common stock of PARTNERS Health Plan of Pennsylvania, Inc. and acquired the remaining 19% of the common stock through the merger of a subsidiary of the Company with and into PARTNERS. PARTNERS is the holding company for Aetna Health Plans ("AHP") of Western Pennsylvania, Inc., which serves approximately 16,000 HMO members in the Pittsburgh area. Consideration for the transaction was approximately $35 million. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the net assets have been included in the consolidated financial statements from the effective date of acquisition. Because the purchase price and the operations of this acquisition for the periods presented are not material to the consolidated financial statements of the Company, separate acquired company financial statements and pro forma financial statements have not been included herein.

         Effective July 28, 1995, the Company acquired HealthCare USA, a Jacksonville, Florida-based Medicaid managed care company. Consideration for the transaction was the Company's common stock valued at approximately $45 million and the transaction was accounted for as a pooling of interests. All financial statements have been restated to reflect the effect of the acquisition.

ITEM 2:

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     QUARTERS ENDED MARCH 31, 1996 AND 1995

GENERAL

         Coventry Corporation, headquartered in Nashville, Tennessee, is a managed health care company that provides comprehensive health benefits and services to a broad cross section of employer and government-funded groups in Pennsylvania, Ohio, West Virginia, Missouri, Illinois, Virginia and Florida.

         Effective March 22, 1996, the Company purchased 81% of the common stock of PARTNERS Health Plan of Pennsylvania, Inc. and acquired the remaining 19% of the common stock through the merger of a subsidiary of the Company with and into PARTNERS. PARTNERS is the holding company for AHP, which was acquired for approximately $35 million in cash and was accounted for as a purchase.

         The Company's regional operations are based in Pittsburgh ("western"), and Harrisburg ("central"), Pennsylvania (collectively, the "Pennsylvania Health Plans"), St. Louis, Missouri (the "St. Louis Health Plan") and Richmond, Virginia (the "Richmond Health Plan"). Administrative support for the Medicaid operations currently conducted in Jacksonville, Florida, St. Louis and mid-Missouri, western and central Pennsylvania is headquartered in Jacksonville, Florida.

         The Company serves a membership of approximately 680,400 full-risk members and approximately 140,000 self-insured members as of March 31, 1996. The following table shows the total number of enrollees as of March 31, 1996 and 1995 and the percentage increase in enrollment.


                                               March 31,
                                -------------------------------------------------------
                                                                              Percent
                                       1996                  1995               Change
                                -------------------------------------------------------
   Western Pennsylvania           282,600               247,200                  14.3%
   Central Pennsylvania           219,400               147,400                  48.8%
   St. Louis                      224,600               137,200                  63.8%
   Richmond                        67,800                50,700                  33.7%
   Jacksonville                    26,000                27,200                  (4.5%)
                                -------------------------------
         Total                    820,400               609,700                  34.5%
                                  -------               -------

                                     March 31,
                             -----------------------------------------------
                                                                     Percent
                               1996                   1995           Change
                             -----------------------------------------------
   Commercial HMO             425,500               419,900           1.3%
   Commercial POS             136,000                89,900          51.4%
   Medicare Risk                7,800
   Medicaid                   111,100                27,200         308.5%
   Non-Risk                   140,000                72,700          92.3%
                             ----------------------------------------------
         Total                820,400               609,700          34.5%
                              -------               -------


RESULTS OF OPERATIONS

QUARTERS ENDED MARCH 31, 1996 AND 1995

         Managed care premiums increased $26.2 million, or 12.6%, from the prior year quarter. This increase is a result of risk membership growth of 143,400, or 26.7%, from the prior year quarter. Growth in Medicaid membership of 83,900 accounted for over half of the membership increase and is attributable primarily to the expansion of the Medicaid operations into St. Louis and mid-Missouri. A portion of the mid-Missouri membership was effective April 1996. The effect of the increased membership on revenues was partially offset by a decline in the average risk premium yield realized in the first quarter in 1996 as compared to the same period in 1995. Commercial HMO yields declined in all markets and, overall, the Company realized a 5.0% decline in commercial HMO yield. Additionally, a legislative reduction to Florida Medicaid premiums was effective in the third quarter of 1995.

         Management services revenue increased $1.1 million or 52.6% from the prior year. This increase is attributable to the 67,300, or 92.3%, membership increase offset slightly by a decline in the average per member administrative fee in 1996. Approximately 11,900 of the new non-risk members resulted from the acquisition of a Virginia third party administrator in May 1995.

         Health benefits expense increased $34.4 million, or 20.9%, in 1996, compared to 1995, as a result of the increase in risk enrollment and increases in medical costs. The Company's medical loss ratio increased to 85.3% from 79.5% in the corresponding prior year quarter. Each of the regions experienced increases in the costs of inpatient ancillary services, inpatient alternatives, and consultant services relative to premiums. The legislative Medicaid premium rate reduction in HealthCare USA's Jacksonville Medicaid operations as well as declining commercial HMO yields in all markets also contributed to the increase in the medical loss ratio.

         The Company believes that the estimates for IBNR liabilities relating to its businesses are adequate in order to satisfy its ultimate claims liability with respect thereto. The estimated IBNR is based on historical data, current enrollment, health service utilization statistics and other related information, determined on an actuarial basis. Changes in assumptions for medical costs caused by changes in actual experience could cause these estimates to change in the near term. The Company continually monitors and reviews IBNR and, as settlements are made or accruals adjusted, differences are reflected in current operations.

         The Company has undertaken initiatives to control its medical costs, including risk sharing with hospitals, capitating specialists, national contracting of ancillary services and rationalization of its health center operations. The Company believes that these initiatives will have a positive impact on medical costs in later quarters of 1996.

         Selling, general and administrative ("SGA") expense increased $6.0 million, or 23.6%, from the prior year corresponding quarter. As a percentage of revenue, SGA increased from 12.1% in 1995 to 13.2% in 1996. The increase in SGA is primarily attributable to the costs associated with new products and markets which were not operational in the corresponding prior year quarter. These costs include personnel and general administration expenses.

         Depreciation and amortization increased $0.7 million, or 22.3%, from 1995. This increase corresponds to additions in net property and equipment from the corresponding prior year quarter.

         Termination and related costs of $5.2 million include termination and related benefit costs to streamline the Company's administrative process and reduce staffing in health centers, primarily in the Pennsylvania and St. Louis plans. The costs relate to the reduction of approximately 500 positions, 374 of which were health center positions. Of the health center positions eliminated, 227 result from the outsourcing of certain ancillary services to capitated vendors. The company anticipates the savings related to these terminations will exceed the increased capitation payments.

         Operating earnings decreased $19.0 million from the prior year quarter. Excluding termination and related costs, operating earnings would have been $2.4 million, a decrease of $13.8 million from the quarter ended March 31, 1995. This decrease is attributable to the increases in health benefits expense, SGA and depreciation and amortization described above.

         Net earnings decreased $10.8 million, or 109.8%, from the prior year quarter. Earnings (loss) per common and common equivalent share decreased to $(.03) per share in the first quarter of 1996 versus $.30 per share in the first quarter of 1995. Excluding termination and related costs, net earnings would have been $2.2 million, with an earnings per common and common equivalent share of $0.07. The weighted average common and common equivalent shares outstanding were 32,854,000 and 32,402,000 for the quarters ended March 31, 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company maintains a policy of investing cash not needed to fund current liabilities primarily in liquid portfolios of fixed income securities issued by the federal government and various states and municipalities. Current assets plus these investments exceeded current liabilities for the first quarter of 1996 by $52.5 million compared to $40.8 million in the same period of 1995.

         The Company's total cash and investments, excluding deposits of $2.9 million restricted under state regulations, increased $0.2 million to $151.4 million at March 31, 1996 from $151.2 million at December 31, 1995. The increase is primarily attributable to cash provided by operations of $2.3 million and $36.5 million of cash from other activities including bank borrowings and net proceeds from the issuance of common stock. The cash provided was offset by $38.6 million used for capital expenditures, debt repayment and acquisitions.

         The Company's long-term credit agreement (the "Credit Facility") with a group of banks provides a reducing revolving line of credit, collateralized by substantially all of the Company's assets. At March 31, 1996, $90 million was outstanding and $35 million was available under the Credit Facility. The Credit Facility calls for scheduled semi-annual commitment reductions of $20.8 million beginning February 18, 1997 and terminating availability on August 18, 1999. Because the Company is not fully drawn on the Credit Facility, no scheduled payments are required until August 18, 1997, at which time $6.7 million is due. The company is in compliance with or has received appropriate waivers for all debt covenants under the Credit Facility at March 31, 1996.

         The Company believes that its cash and cash equivalents on hand, investments and the cash flows generated from operations, plus the availability under the Credit Facility, if needed, will be sufficient to fund continuing operations and debt service obligations.

LEGISLATION AND REGULATION

         Numerous proposals have been introduced in the United States Congress and various state legislatures relating to health care reform. Some proposals, if enacted, could among other things, restrict the Company's ability to raise prices and to contract independently with employers and providers. Certain reform proposals favor the growth of managed health care, while others would adversely affect managed care. Most recently, legislation has passed both the U.S. Senate and House of Representatives and is currently in conference which requires private health insurers to be "portable" and eliminates coverage limitations for pre-existing health conditions. Although the provisions of any legislation adopted at the state or federal level cannot be accurately predicted at this time, management of the Company believes that the ultimate outcome of currently proposed legislation would not have a material adverse effect on the Company and its results of operations.

         The Company anticipates that it will significantly expand its Medicaid and Medicare managed care products, and as a result will be more exposed to regulatory and legislative changes, including reduced pricing and other regulatory restrictions in those two governmental programs.

         RISK FACTORS

         The Company's business is subject to numerous risks and uncertainties which may affect the Company's results of operations in the future and may cause such future results of operations to differ materially and adversely from projections included in or underlying any forward-looking statements made by or on behalf of the Company. See "Business-Risk Factors" contained in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference.

PART II.  OTHER INFORMATION

         ITEM 1:  Legal Proceedings

         In the normal course of business, the Company has been named as defendant in various legal actions seeking payments for claims denied by the Company, medical malpractice and other monetary damages. The Company also has contingent litigation risks with certain discontinued operations. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through March 31, 1996 may result in the assertion of additional claims. With respect to medical malpractice, the Company carries professional malpractice and general liability insurance for each of its operations on a claims made basis with varying deductibles for which the Company maintains reserves. In the opinion of management, the outcome of any of these actions will not have a material adverse effect on the financial position or results of operations of the Company.

         ITEMS 2, 3 and 4     Not Applicable


         ITEM 5:

         On March 22, 1996, the Company acquired the outstanding stock of PARTNERS Health Plan of Pennsylvania, Inc. ("PARTNERS") for $35 million in cash. The acquisition was reported on the Company's Schedule 13D with respect to the shares of PARTNERS stock filed by the Company on April 1, 1996 and was reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which was filed on March 29, 1996. The acquisition was also reported on a Form 8-K filed with respect to PARTNERS on April 1, 1996. The acquisition was not significant based on the consolidated financial statements of the Company for the year ended December 31, 1995, but would have been significant based on the Company's consolidated financial statements for the year ended December 31, 1994. The consolidated financial statements of PARTNERS for the year ended December 31, 1995 were included in its Annual Report on Form 10-K filed on March 14, 1996. These financial statements and any pro forma financial information that would be required pursuant to Article 11 of Regulation S-X (treating the acquisition as if it were significant) will be included in a Form 8-K to be filed by the Company as soon as practicable, but in any event on or before June 5, 1996.

ITEM 6:  Exhibits and Reports on Form 8K

                  (a)      Exhibits:

                           (27)     Financial data schedule (for SEC use only).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               COVENTRY CORPORATION
                                               --------------------
                                                   (Registrant)

Date:      May 14, 1996                 By:  /s/ Richard H. Jones
           ----------------                  -----------------------
                                             Richard H. Jones
                                             Senior Vice President,
                                             Finance and Development

Date:      May 14, 1996                 By:  /s/ Jan H. Hodges
           ----------------                  -----------------------
                                             Jan H. Hodges
                                             Vice President, Finance