Form 10-Q
period 1996-06-30
COVENTRY CORP
filed 1996-08-14
CIK 867440

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1996 or

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________

                        Commission file number 0-19147

                            COVENTRY CORPORATION
           (Exact name of registrant as specified in its charter)

DELAWARE                                             62-1297579
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

        53 CENTURY BOULEVARD, SUITE 250, NASHVILLE, TENNESSEE  37214
                   (Address of principal executive office)
                                 (Zip Code)

                               (615) 391-2440
            (Registrant's telephone number, including area code)
                       ______________________________

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

                                 YES  X    NO
                                     ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                      Outstanding at August 5, 1996
- -----                                      -----------------------------
Common stock $.01 par value                        32,947,014

                              COVENTRY CORPORATION



                                   FORM 10-Q

                               TABLE OF CONTENTS


                                                                      Page
                                                                      ----
PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements


           Condensed Consolidated Balance Sheets at                      1
           June 30, 1996 and December 31, 1995

           Condensed Consolidated Statements of Earnings
           for the quarter and six months ended June 30, 1996 and 1995   2

           Condensed Consolidated Statements of Cash Flows
           for the six months ended June 30, 1996 and 1995               3

           Notes to Condensed Consolidated Financial Statements          4

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             6

PART II. OTHER INFORMATION

Item 1:  Legal Proceedings                                              13

Item 2                                                                  13

Item 3:  Defaults Upon Senior Securities                                13

Item 4:  Submission of Matters to a Vote of Security Holders            14

Items 5 and 6                                                           15

Signatures                                                              16


Part I.  FINANCIAL INFORMATION
ITEM 1: Financial Statements

                     COVENTRY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                            June 30,      December 31,
ASSETS                                                        1996           1995
                                                           ----------     -----------
                                                           (unaudited)
Cash and cash equivalents                                   $  80,017       $  67,435
Short-term investments                                          9,939          18,408
Accounts receivable, net                                       39,077          32,118
Other receivables                                              11,885          10,909
Prepaid expenses and other current assets                      19,566          14,566
                                                           ----------       ---------
      Total current assets                                    160,484         143,436

Long-term investments                                          65,642          68,258
Property and equipment, net                                    53,004          51,253
Goodwill and intangible assets, net                           141,373         111,879
Other assets                                                   13,543          10,849
                                                           ----------       ---------
      Total assets                                         $  434,046       $ 385,675
                                                           ==========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY


Medical claim liabilities                                  $  107,123       $  92,160
Accounts payable and other accrued liabilities                 58,153          47,916
Deferred revenue                                               13,973          13,880
Current portion of long-term debt                               1,708           1,459
Notes payable                                                      23             848
                                                           ----------       ---------
      Total current liabilities                               180,980         156,263

Long-term debt                                                 90,410          65,600
Other long-term liabilities                                    11,448           7,994
Minority interest                                                  36           1,967
Stockholders' equity:
  Common Stock, $.01 par value; 100,000,000 shares                329             323
    authorized; issued and outstanding 32,934,850
    and 32,276,575 shares
  Additional paid-in capital                                  135,383         128,119
  Net unrealized investment gain (loss)                           109             562
  Retained earnings                                            15,351          24,847
                                                           ----------       ---------
      Total stockholders' equity                              151,172         153,851
                                                           ----------       ---------
      Total liabilities and stockholders' equity           $  434,046       $ 385,675
                                                           ==========       =========



          See notes to condensed consolidated financial statements.

                    COVENTRY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share data)
                                 (unaudited)

                                                                Quarter ended                  Six months ended
                                                                    June 30,                        June 30,
                                                                1996       1995                 1996       1995
                                                              --------   --------             --------   --------
Operating revenues:
  Managed care premiums                                       $254,012   $206,802             $487,675   $414,309
  Management services                                            3,725      2,066                6,999      4,211
                                                              --------   --------             --------   --------
    Total operating revenues                                   257,737    208,868              494,674    418,520

Operating expenses:
  Health benefits                                              223,343    170,348              422,644    335,221
  Selling, general and administrative                           35,592     27,697               66,946     53,074
  Depreciation and amortization                                  4,146      3,809                7,997      6,958
  Termination and related costs                                    759          -                5,962          -
  Other charges                                                  8,243          -                8,243          -
  Merger costs                                                       -      2,250                    -      2,250
                                                              --------   --------             --------   --------

    Total operating expenses                                   272,083    204,104              511,792    397,503
                                                              --------   --------             --------   --------
Operating earnings (loss)                                      (14,346)     4,764              (17,118)    21,017

Other income, net                                                1,869      1,742                4,143      3,297
Interest expense                                                (1,788)    (1,290)              (2,888)    (2,407)
                                                              --------   --------             --------   --------
Earnings (loss) before income taxes
  and minority interest                                        (14,265)     5,216              (15,863)    21,907

Provision for (benefit from) income taxes                       (5,715)     3,054               (6,345)     9,875

Minority interest in loss of consolidated
  subsidiary, net of income tax                                    (22)       (15)                 (22)       (15)
                                                              --------   --------             --------   --------
Net earnings (loss)                                            ($8,528)    $2,177              ($9,496)   $12,047
                                                              ========   ========             ========   ========
Net earnings (loss) per common and
  common equalivent share                                       ($0.26)     $0.07               ($0.29)     $0.37
                                                              ========   ========             ========   ========
Weighted average common and
  common equivalent shares outstanding                          33,041     32,157               32,947     32,162
                                                              ========   ========             ========   ========





          See notes to condensed consolidated financial statements.

                     COVENTRY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                     Six months ended June 30,
                                                                     -------------------------
                                                                          1996       1995
                                                                        --------    -------
Net cash provided by operating activities                               $  9,506    $21,439
                                                                        --------    -------
Cash flows from investing activities:
  Capital expenditures, net                                               (7,365)    (9,102)
  Sale of investments                                                     39,147     12,922
  Purchase of investments                                                (29,796)   (16,260)
  Payments for purchase of subsidiaries, net of cash                     (27,983)    (2,825)
                                                                        --------    -------
Net cash used in investing activities                                    (25,997)   (15,265)
                                                                        --------    -------
Cash flows from financing activities:
  Issuance of long-term debt and notes payable                            37,633     13,627
  Payments of long-term debt and notes payable                           (13,561)   (12,782)
  Net proceeds from issuance of stock                                      5,001      2,159
                                                                        --------    -------
Net cash provided by financing activities                                 29,073      3,004
                                                                        --------    -------
Net increase in cash and cash equivalents                                 12,582      9,178
Cash and cash equivalents at beginning of the period                      67,435     68,108
                                                                        --------    -------
Cash and cash equivalents at end of the period                          $ 80,017    $77,286
                                                                        ========    =======



          See notes to condensed consolidated financial statements.

                              COVENTRY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. BASIS OF PRESENTATION

     The condensed consolidated financial statements of Coventry Corporation and subsidiaries (the "Company") contained in this report are unaudited but reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair statement of the results of the interim periods reflected. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (the "SEC"). The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, notes thereto and management's discussion and analysis included in the Company's most recent Annual Report on Form 10-K, filed with the SEC in March 1996.

2. ACQUISITIONS

     Effective April 1, 1996 the Company entered into a Joint Venture Agreement with Hamilton Health Center, Inc. to create "HealthMate," a company providing health care services to Medicaid recipients in central Pennsylvania. As part of the agreement the Company made an initial investment of $300,000 for ownership of 49% of HealthMate's common stock and is obligated under certain circumstances to make additional contributions totaling $550,000 over the next two and a half years. As of June 30, 1996 HealthMate had approximately 7,300 members. The Company has accounted for this transaction under the purchase method of accounting and, accordingly, the net assets have been included in the consolidated financial statements from the effective date of acquisition.

     Effective March 22, 1996, the Company purchased 81% of the common stock of PARTNERS Health Plan of Pennsylvania, Inc. and acquired the remaining 19% of the common stock through the merger of a subsidiary of the Company with and into PARTNERS. PARTNERS is the holding company for Coventry Health Plans of Western Pennsylvania, Inc. ("CHP"), which serves approximately 16,000 HMO members in the Pittsburgh area. Consideration for the transaction was approximately $35 million in cash. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the net assets have been included in the consolidated financial statements from the effective date of acquisition.

     Because the purchase price and the operations of the PARTNERS and HealthMate acquisitions for the periods presented are not material to the consolidated financial statements of the Company, separate acquired company financial statements and pro forma financial statements have not been included herein.

     Effective July 28, 1995 the Company acquired HealthCare USA, a Jacksonville, Florida-based Medicaid managed care company. Consideration for the transaction was shares of the Company's common stock valued at approximately $45 million and the transaction was accounted for as a pooling of interests. All financial statements have been restated to reflect the effect of the acquisition.

3. OTHER CHARGES

     At the end of the second quarter of 1996, the Company provided reserves totaling $8.2 million relating to multi-year contracts with certain employer groups, primarily in the St. Louis market. The contracts giving rise to the loss provision were the subject of discussions through mid-July, at which time efforts to modify the premium or benefit structure were discontinued. The Company expects to utilize these reserves over the remaining lives of the contracts and then either discontinue these products or significantly change the terms and conditions of the contracts with these parties. The contracts expire at varying dates through 1999 and cover approximately 30,000 members.

4. LONG-TERM DEBT

     The Company's long-term credit agreement (the "Credit Facility") with a group of banks provides a reducing revolving line of credit of $125 million, collateralized by substantially all of the Company's assets. At June 30, 1996, $87 million was outstanding under the Credit Facility. The Credit Facility calls for scheduled semi-annual commitment reductions totaling $20.8 million beginning February 18, 1997 and terminating availability on August 18, 1999. Because the Company was not fully drawn on the Credit Facility, no scheduled payments are expected to be required until August 18, 1997, at which time $3.7 million would be due. As of June 30, 1996, the Company was not in compliance with certain financial covenants in the credit agreement. The Company is negotiating an agreement with the agent's representative as to the terms of an amendment to the Credit Facility. The amendment will then be subject to the approval of the individual credit committees of the bank group. The amendment is expected to contain provisions that will increase the interest rate and reduce the remaining availability. Management anticipates reaching a satisfactory agreement with the bank group, and therefore has classified the debt as long-term.

ITEM 2:

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              Quarter and six months ended June 30, 1996 and 1995

GENERAL

     Coventry Corporation, headquartered in Nashville, Tennessee, is a managed health care company that provides comprehensive health benefits and services to a broad cross section of employer and government-funded groups in Pennsylvania, Ohio, West Virginia, Missouri, Illinois, Virginia and Florida.

     Effective April 1, 1996, the Company purchased 49% of the common stock of HealthMate, Inc., a Medicaid provider in central Pennsylvania. The Company's interest in HealthMate was acquired for $300,000 and was accounted for as a purchase. The ownership of the remaining 51% by an unrelated party has been recorded as a minority interest.

     Effective March 22, 1996, the Company purchased 81% of the common stock of PARTNERS Health Plan of Pennsylvania, Inc. and acquired the remaining 19% of the common stock through the merger of a subsidiary of the Company with and into PARTNERS. PARTNERS is the holding company for CHP, an HMO servicing commercial and Medicaid membership in western Pennsylvania, and was acquired for approximately $35 million in cash. The transaction was accounted for as a purchase.

     The Company's regional operations are based in Pittsburgh ("western"), and Harrisburg ("central"), Pennsylvania (collectively, the "Pennsylvania Health Plans"), St. Louis, Missouri (the "St. Louis Health Plan"), Richmond, Virginia (the "Richmond Health Plan") and Jacksonville, Florida (the "Jacksonville Health Plan"). Administrative support for the Company's Medicaid operations, currently conducted in all regions, is headquartered in Jacksonville, Florida.

     The Company serves a total of approximately 844,900 members consisting of approximately 697,400 full-risk members and approximately 147,500 self-insured members as of June 30, 1996. The following tables show the total number of enrollees as of June 30, 1996 and 1995 and the percentage increases in enrollment.

                                         June 30,
                                 -------------------------        Percent
                                   1996             1995          Change
                                 --------         --------        -------
Western Pennsylvania              292,900          248,600         17.8%
Central Pennsylvania              224,300          150,000         49.5%
St. Louis                         233,600          138,900         68.3%
Richmond                           68,900           61,500         12.0%
Jacksonville                       25,200           27,100         (6.9%)
                                 --------         --------
 Total                            844,900          626,100         35.0%
                                 ========         ========

                                         June 30,
                                 -------------------------        Percent
                                   1996             1995          Change
                                 --------         --------        -------
Commercial HMO                    421,700          420,700           0.2%
Commercial POS                    155,300           95,600          62.5%
Medicare Risk                      13,300                -            n/a
Medicaid                          107,100           27,100         295.2%
Non-Risk                          147,500           82,700          78.4%
                                 --------         --------
 Total                            844,900          626,100          35.0%
                                 ========         ========


RESULTS OF OPERATIONS

QUARTERS ENDED JUNE 30, 1996  AND 1995

     Managed care premiums in the quarter ended June 30, 1996 increased $47.2 million, or 22.8%, from the prior year quarter. This increase is a result of risk membership growth of 154,000, or 28.3%, from the prior year quarter. The effect of the increase in risk membership on revenues was partially offset by a decline in the average risk premium yield realized in the quarter and a shift in the mix of membership to lower premium products. The growth in risk membership was attributable to expansion of the Medicaid operations in St. Louis and mid-Missouri and growth in commercial POS membership. In addition, a legislative reduction to Florida Medicaid premiums was effective in the third quarter of 1995. Also, managed care revenues were reduced by $1.7 million and $1.5 million in the second quarter of 1996 and 1995, respectively, relating to accruals for a potential United States Office of

Personnel Management ("OPM") settlement at the end of the second quarter of 1996 and settlement of certain OPM claims in 1995.

     Management services revenue increased $1.7 million or 80.3% from the prior year. This increase is attributable to the 64,800, or 78.4%, non-risk membership increase which was offset by a slight decline in the average per member administrative fee in 1996.

     While the Company did see an increase in its operating revenues due to higher enrollment, the Company continues to experience competitive pressures affecting pricing the Company has historically received from new and existing members, the overall membership mix and membership growth opportunities.

     Health benefits expense increased $53.0 million, or 31.1%, in 1996, compared to 1995, as a result of the increase in risk enrollment and increases in medical costs. The Company's medical loss ratio increased to 87.9% from 82.4% in the corresponding prior year quarter. In addition, the Company's medical loss ratio increased to 87.9% in the second quarter of 1996 from 85.3% in the first quarter of 1996. Also, during the quarter each of the regions experienced increases in utilization along with increases in the costs of outpatient medical services and pharmacy relative to premiums. High medical costs in the Missouri Medicaid operations as a result of high utilization, pressure on commercial yields in all markets and the effects of pricing on certain long term contracts, primarily in the St. Louis market, also contributed to the increase in the medical loss ratio.

     The Company believes that the estimates for medical claims incurred but not recorded ("IBNR") relating to its businesses are adequate in order to satisfy its ultimate claims liability with respect thereto. The estimated IBNR liability is based on historical data, current enrollment, health service utilization statistics and other related information, determined on an actuarial basis. Changes in assumptions for medical costs caused by changes in actual experience could cause these estimates to change in the near term. The Company continually monitors and reviews IBNR and as settlements are made or accruals adjusted, differences are reflected in current operations. The second quarter of 1996 reflects additional health benefits expense for the settlement of prior quarter IBNR estimates.

     Selling, general and administrative ("SGA") expense increased $7.9 million, or 28.5%, from the prior year corresponding quarter. SGA increased as a percentage of revenue in 1996 as a result of a decline in the average risk premium yield and an increase in non-risk membership; however, SGA expenses declined 3.5% on a per member per month basis. The increase in SGA is primarily attributable to costs relating to new products and markets which were not operational in the corresponding prior year quarter. These costs include personnel and general administration expenses. At the end of the second quarter of 1996, management determined that expansion of its Medicaid operations into certain new territories would be curtailed through year end 1996. Accordingly, development costs previously deferred and other expenses totaling $1.9 million were charged off at the end of the second quarter. The second quarter of 1995 included costs of $2.0 million associated with additional expenses related to staff restructuring in Pittsburgh and St. Louis.

     Depreciation and amortization increased $0.3 million compared to 1995. This increase corresponds to the increase in goodwill related to the PARTNERS acquisition and additions in net property and equipment from the corresponding prior year quarter.

     At the end of the second quarter of 1996, the Company provided reserves totaling $8.2 million relating to multi-year contracts with certain employer groups, primarily in the St. Louis market. The contracts giving rise to the loss provision were the subject of discussions through mid-July, at which time efforts to modify the premium or benefit structure were discontinued. The Company expects to utilize these reserves over the remaining lives of the contracts and then either discontinue these contracts or significantly change the terms and conditions of the contracts with these
parties.   The contracts expire at varying dates through 1999 and cover approximately 30,000 members.

     The Company's operating earnings decreased $19.1 million to a $14.3 million loss for the quarter ending June 30, 1996. The decrease in operating earnings is attributable to the previously described termination and related costs, the OPM claims accrual, the provision for multi-year contracts, the charge off of development costs previously deferred in its Medicaid expansions and increases in health benefits and SGA.

     The Company has undertaken initiatives to reduce its SGA expenses and medical costs, including risk sharing with hospitals, capitating fees of specialists, national contracting of ancillary services and rationalization of its health centers. Although certain of these initiatives were completed at the end of the second quarter, the benefits of the changes were not sufficient to offset higher utilization and cost increases in outpatient medical services and pharmacy. The Company believes that these types of initiatives will have a positive impact on operating earnings in the last half of 1996.

     Net earnings decreased $10.7 million from the prior year quarter. Earnings per common and common equivalent share decreased to $(0.26) per share in the second quarter of 1996 versus $0.07 per share in the second quarter of 1995. Weighted average common and common equivalent shares outstanding were approximately 33,041,000 and 32,157,000 for the quarters ended June 30, 1996 and 1995, respectively.

SIX MONTHS ENDED JUNE 30, 1996 AND 1995

     For the six months ended June 30, 1996, managed care premiums increased $73.4 million, or 17.7%, to $487.7 million compared to $414.3 million for the same period last year. The increase is attributable to the 28.3% enrollment growth in the fully-insured membership over the prior year offset by a decline in the average risk premium yield realized in the six month period and a shift in the mix of membership to lower premium products. Management services revenues increased $2.8 million, or 66.2%, to $7.0 million for the six months ended June 30, 1996. This increase is attributable to a 78.4% increase in non-risk membership, partially offset by a decline in the average per member administration fee for 1996.

     While the Company did see an increase in its operating revenues due to higher enrollment, the Company continues to experience competitive pressures affecting pricing the Company has historically received from new and existing members, the overall membership mix and membership growth opportunities.

     Health benefits expense increased 26.1% to $422.6 million for the six months ended June 30, 1996 over $335.2 million for the same period in 1995. The Company's medical loss ratio increased to 86.7% from 80.9% in the corresponding six month period. In addition, the Company's medical loss ratio increased in the second quarter of 1996 to 87.9% from 85.3% in the first quarter of 1996. Also, during the quarter each of the regions experienced increases in utilization along with increases in the costs of outpatient medical services and pharmacy relative to premiums. High medical costs in the Missouri Medicaid operations as a result of high utilization, pressure on commercial yields in all markets and the effects of pricing on certain long term contracts, primarily in the St. Louis market, also contributed to the increase in the medical loss ratio.

     SGA expense increased $13.9 million, or 26.1%, for the six months ended June 30, 1996 compared to the same six month period in 1995. SGA expense as a percentage of total operating revenues increased to 13.5% in 1996 versus 12.7% in the 1995 period. This increase in SGA is primarily due to increased expenses associated with continued expansion of service areas and product offerings of the regional HMOs. At the end of the second quarter of 1996, management determined that expansion of its Medicaid operations into certain new territories would be curtailed through year end 1996. Accordingly, development costs previously deferred and other expenses totaling $1.9 million were written off at the end of the first half of 1996. The first six months of 1995 included costs of $2.0 million associated with additional expenses related to staff restructuring in Pittsburgh and St. Louis.

     During the first quarter of 1996, termination and related costs of $5.2 million resulted from an initiative undertaken to streamline the Company's administrative process and reduce staffing in health centers, primarily in the Pennsylvania and St. Louis plans. The costs relate to the reduction of approximately 500 positions, 374 of which were health center positions. Of the health center positions eliminated, 227 result from the outsourcing of certain ancillary services to capitated vendors. The Company anticipates the savings related to these terminations will exceed the increased capitation payments.
At the end of the second quarter, additional termination and related costs of $0.8 million were recorded related to the curtailment of Medicaid operations in certain markets.

     At the end of the second quarter of 1996, the Company provided reserves totaling $8.2 million relating to multi-year contracts with certain employer groups, primarily in the St. Louis market. The contracts giving rise to the loss provision were the subject of discussions through mid-July, at which time efforts to modify the premium or benefit structure were discontinued. The Company expects to utilize these reserves over the remaining lives of the contracts and then either discontinue these contracts or significantly change the terms and conditions of the contracts with these
parties.   The contracts expire at varying dates through 1999 and cover approximately 30,000 members.

     Operating earnings decreased $38.1 million to a $9.5 million loss for the six months ended June 30, 1996. The decrease in operating earnings is attributable to the previously described termination and related costs, the OPM claims settlement, the provisions for multi-year contracts, development costs previously deferred in its Medicaid operations and increases in health benefits expense and SGA.

     Net earnings decreased $21.5 million from the prior year. Earnings per common and common equivalent share decreased to $(0.29) per share in the first six months of 1996 versus $0.37 per share in the first half of 1995. The weighted average common and common equivalent shares outstanding were approximately 32,947,000 and 32,162,000 for the first half of 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a policy of investing cash not needed to fund current liabilities primarily in liquid portfolios of fixed income securities issued by the federal government and various states and municipalities. Current assets plus these investments exceeded current liabilities at June 30, 1996 by $45.1 million compared to $55.4 million at December 31, 1995.

     The Company's total cash, cash equivalents and investments, increased $1.5 million to $155.6 million at June 30, 1996 from $154.1 million at December 31, 1995. The components of this charge were cash provided by operating activities of $9.5 million and $40.9 million of cash from financing and investing activities which included bank borrowings of $37.6 million and net proceeds from the issuance of common stock of $5.0 million. The cash provided was offset by $48.9 million used for capital expenditures, debt repayment and acquisitions.

     The Company's long-term credit agreement with a group of banks provides a reducing revolving line of credit of $125 million, collateralized by substantially all of the Company's assets. At June 30, 1996, $87 million was outstanding under the Credit Facility. The Credit Facility calls for scheduled semi-annual commitment reductions totaling $20.8 million beginning February 18, 1997 and terminating availability on August 18, 1999. Because the Company is not fully drawn on the Credit Facility, no scheduled payments are expected to be required until August 18, 1997, at which time $3.7 million would be due. As of June 30, 1996, the Company was not in compliance with certain financial covenants in the credit agreement. The Company is negotiating an agreement with the agent's representative as to the terms of an amendment to the Credit Facility. The amendment will then be subject to the approval of the individual credit committees of the bank group. The amendment is expected to contain provisions that will increase the interest rate and reduce the remaining availability. Management anticipates reaching a satisfactory agreement with the bank group.

     The Company believes that its cash and cash equivalents on hand, investments and the cash flows generated from operations, plus the anticipated future availability under the Credit Facility, if needed, will be sufficient to fund continuing operations and debt service obligations.

LEGISLATION AND REGULATION

     Numerous proposals have been introduced in the United States Congress and various state legislatures relating to health care reform. Some proposals, if enacted, could among other things, restrict the Company's ability to raise prices and to contract independently with employers and providers. Certain reform proposals favor the growth of managed health care, while others would adversely affect managed care. Most recently, legislation has passed both the U.S. Senate and House of Representatives and is currently in conference which requires private health insurance coverage to be "portable" by employees from job to job and eliminates coverage limitations for pre-existing health conditions. Although the provisions of any legislation adopted at the state or federal level cannot be accurately predicted at this time, management of the Company believes that the ultimate outcome of currently proposed legislation would not have a material adverse effect on the Company and its results of operations.

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



PART II.  OTHER INFORMATION

     ITEM 1:  Legal Proceedings

     In the normal course of business, the Company has been named as defendant in various legal actions seeking payments for claims denied by the Company, medical malpractice and other monetary damages. The Company also has contingent litigation risks with certain discontinued operations. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through June 30, 1996 may result in the assertion of additional claims. With respect to medical malpractice, the Company carries professional malpractice and general liability insurance for each of its operations on a claims made basis with varying deductibles for which the Company maintains reserves. In the opinion of management, the outcome of any of these actions will not have a material adverse effect on the financial position or results of operations of the Company.

     ITEM 2:  Not Applicable

     ITEM 3:  Defaults upon Senior Securities

     As of June 30, 1996, the Company was not in compliance with certain financial covenants in its long term Credit Facility and the Company was accordingly in default under the Credit Facility. The Company is currently negotiating an amendment to the facility that would include a waiver of the default. Any such amendment could result in additional financing costs or restrictions for the Company. At June 30, 1996, $87 million was outstanding under the Credit Facility.

     ITEM 4:  Submission of Matters to a Vote of Security Holders

     On June 20, 1996, the Company held its Annual Meeting of Shareholders in Nashville, Tennessee. At the meeting, the shareholders voted upon the following four proposals:

     Proposal One:  Election of Directors.   Management's nominees for Class II
Directors, Emerson D. Farley, Jr., M.D. and Lawrence N. Kugelman, were elected by an 84.8% majority of the outstanding shares of Common Stock present in person or represented by proxy and entitled to vote at the meeting as follows:
Emerson D. Farley, Jr., M.D. (27,751,030 votes FOR, 307,885 votes AGAINST, and no broker nonvotes); Lawrence N. Kugelman (27,751,030 votes FOR, 307,885 votes AGAINST, and no broker nonvotes). The following Directors are continuing
Directors: Class I (three-year term expiring at the 1998 annual meeting of shareholders) Richard H. Jones; Class III (three-year term expires at the 1997 annual meeting of shareholders) John H. Austin, M.D. and Laurence DeFrance.

     Proposal Two: Increase in the Number of Authorized Shares. The holders of 26,357,632 shares of Common Stock voted in favor of increasing the number of authorized shares of Common Stock, par value $.01 per share, from 50,000,000 to 100,000,000; 1,171,216 shares voted against it, 108,401 shares abstained from voting, and there were 421,666 broker nonvotes. The votes FOR Proposal Two represented a majority of the issued and outstanding shares of Common Stock entitled to vote at the meeting.

     Proposal Three: Approval of Change in State of Incorporation. The holders of 16,701,572 shares of Common stock voted in favor of approving the change of the Company's state of incorporation from Delaware to Tennessee, 4,232,721 shares voted against it, 88,954 shares abstained from voting, and there were 7,053,298 broker nonvotes. The votes FOR Proposal Three represented a majority of the issued and outstanding shares of Common Stock entitled to vote at the meeting.

     Proposal Four: Independent Public Accountants. The holders of 27,945,460 shares voted in favor of ratifying the selection of Arthur Andersen LLP as the Company's independent auditors, 61,144 shares voted against it, 52,311 shares abstained from voting, and there were no broker nonvotes. The votes FOR Proposal Four represented a majority of the issued and outstanding shares of Common Stock present in person or represented by proxy and entitled to vote at the meeting.

     No other business came before the meeting.

     ITEM 5:  Not Applicable

     ITEM 6: Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          (27) Financial data schedule (for SEC use only).

     (b)  Current Report on Form 8-K relating
          to the PARTNERS acquisition was filed on June 5, 1996, including the following financial statements pursuant to Item 7 of Form 8-K:

            (i) Consolidated Financial Statements of PARTNERS for the three years ended December 31, 1995.

           (ii) Consolidated Financial Statements of PARTNERS for the period ended March 22, 1996.

          (iii) Pro forma Consolidated Statements of Earnings of the Company for the year ended December 31, 1995.

           (iv) Pro forma Consolidated Statements of Earnings of the Company for the three months ended March 31, 1996.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         COVENTRY CORPORATION
                                            (Registrant)




Date:  August 13, 1996                   By:  /s/ Richard H. Jones
       ---------------                        --------------------
                                              Richard H. Jones
                                              Senior Vice President,
                                              Finance and Development


Date:  August 13, 1996                   By:  /s/ Jan H. Hodges
       ---------------                        -----------------
                                              Jan H. Hodges
                                              Vice President, Finance