Form 10-Q
period 1996-09-30
COVENTRY CORP
filed 1996-11-14
CIK 867440

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1996  or

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                    ---------------    ---------------

                       Commission file number 0-19147

                            COVENTRY CORPORATION
           (Exact name of registrant as specified in its charter)

             DELAWARE                                     62-1297579
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

        53 CENTURY BOULEVARD, SUITE 250, NASHVILLE, TENNESSEE  37214
                   (Address of principal executive office)
                                 (Zip Code)

                               (615) 391-2440
            (Registrant's telephone number, including area code)

                       ------------------------------

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

                               YES  X   NO
                                   ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                                     Outstanding at November 5, 1996
-----                                     -------------------------------
Common stock $.01 Par Value                           32,992,637

                             COVENTRY CORPORATION

                                  FORM 10-Q

                              TABLE OF CONTENTS


                                                                        Page
                                                                        ----
PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

           Condensed Consolidated Balance Sheets at September 30, 1996
           and December 31, 1995                                          1

           Condensed Consolidated Statements of Earnings
           for the quarter and nine months ended September 30, 1996
           and 1995                                                       2

           Condensed Consolidated Statements of Cash Flows for the nine
           months ended September 30, 1996 and 1995                       3

           Notes to Condensed Consolidated Financial Statements           4

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              6

PART II. OTHER INFORMATION

Item 1:  Legal Proceedings                                               12

Items 2, 3, 4, and 5                                                     12

Item 6                                                                   12

Signatures                                                               13

Part I.  FINANCIAL INFORMATION
ITEM 1: Financial Statements

                    COVENTRY CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)



                                                                                    September 30,      December 31,
ASSETS                                                                                  1996              1995
                                                                                        ----              ----
                                                                                      (unaudited)
Cash and cash equivalents                                                              $ 88,076        $ 67,435
Short-term investments                                                                    8,145          18,408
Accounts receivable, net                                                                 40,919          32,118
Other receivables                                                                        19,300          10,909
Prepaid expenses and other current assets                                                18,094          14,566
                                                                                       --------        --------
      Total current assets                                                              174,534         143,436

Long-term investments                                                                    63,083          68,258
Property and equipment, net                                                              54,599          51,253
Goodwill and intangible assets, net                                                     140,250         111,879
Other assets                                                                             13,337          10,849
                                                                                       --------        --------
      Total assets                                                                     $445,803        $385,675
                                                                                       ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY


Medical claim liabilities                                                              $105,545        $ 92,160
Accounts payable and other accrued liabilities                                           70,265          47,916
Deferred revenue                                                                         10,008          13,880
Current portion of long-term debt and notes payable                                       8,606           2,307
                                                                                       --------        --------
      Total current liabilities                                                         194,424         156,263

Long-term debt                                                                           86,477          65,600
Other long-term liabilities                                                              13,040           7,994
Minority interest                                                                           (62)          1,967
Stockholders' equity:
  Common Stock, $.01 par value; 100,000,000 shares                                          330             323
    authorized; issued and outstanding 32,985,682
    and 32,276,575 shares
  Additional paid-in capital                                                            135,985         128,119
  Net unrealized investment gain (loss)                                                     (90)            562
  Retained earnings                                                                      15,699          24,847
                                                                                       --------        --------
      Total stockholders' equity                                                        151,924         153,851
                                                                                       --------        --------
      Total liabilities and stockholders' equity                                       $445,803        $385,675
                                                                                       ========        ========



          See notes to condensed consolidated financial statements.

                     COVENTRY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (in thousands, except per share data)
                                  (unaudited)

                                                           Quarter ended             Nine months ended
                                                           September 30,               September 30,
                                                        1996          1995           1996          1995
                                                        ----          ----           ----          ----
Operating revenues:
  Managed care premiums                               $269,602      $209,324       $757,277      $623,633
  Management services                                    3,301         1,813         10,300         6,024
                                                      --------      --------       --------      --------

    Total operating revenues                           272,903       211,137        767,577       629,657

Operating expenses:
  Health benefits                                      232,678       177,981        655,322       513,202
  Selling, general and administrative                   35,968        28,329        102,914        81,403
  Depreciation and amortization                          4,114         3,709         12,111        10,667
  Termination and related costs                              -             -          5,962             -
  Other charges                                              -             -          8,243             -
  Merger costs                                               -             -              -         2,250
                                                      --------      --------       --------      --------

    Total operating expenses                           272,760       210,019        784,552       607,522
                                                      --------      --------       --------      --------
Operating earnings (loss)                                  143         1,118        (16,975)       22,135

Other income, net                                        2,403         2,616          6,546         5,913
Interest expense                                        (2,129)       (1,188)        (5,017)       (3,595)
                                                      --------      --------       --------      --------
Earnings (loss) before income taxes
  and minority interest                                    417         2,546        (15,446)       24,453

Provision for (benefit from) income taxes                  167         1,081         (6,178)       10,956

Minority interest in loss of consolidated
  subsidiary, net of income tax                            (98)          (29)          (120)          (44)
                                                      --------      --------       --------      --------

Net earnings (loss)                                   $    348      $  1,494       $ (9,148)     $ 13,541
                                                      ========      ========       ========      ========

Net earnings (loss) per common and
  common equivalent share                             $   0.01      $   0.05       $  (0.28)     $   0.42
                                                      ========      ========       ========      ========

Weighted average common and
  common equivalent shares outstanding                  33,021        31,952         32,839        32,106
                                                      ========      ========       ========      ========





          See notes to condensed consolidated financial statements.

                     COVENTRY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                             Nine months ended September 30,
                                                                  1996            1995
                                                                  ----            ----
Net cash provided by operating activities                        $13,830         $24,129
                                                                 -------         -------
Cash flows from investing activities:
  Capital expenditures, net                                      (11,736)        (11,836)
  Sale of investments                                             49,846          34,441
  Purchase of investments                                        (35,770)        (35,802)
  Payments for purchase of subsidiaries, net of cash             (28,132)         (2,431)
                                                                 -------         -------

Net cash used in investing activities                            (25,792)        (15,628)
                                                                 -------         -------
Cash flows from financing activities:
  Issuance of long-term debt and notes payable                    40,714          13,824
  Payments of long-term debt and notes payable                   (13,700)        (13,299)
  Net proceeds from issuance of stock                              5,589           3,166
                                                                 -------         -------

Net cash provided by financing activities                         32,603           3,691
                                                                 -------         -------

Net increase in cash and cash equivalents                         20,641          12,192
Cash and cash equivalents at beginning of the period              67,435          68,108
                                                                 -------         -------
Cash and cash equivalents at end of the period                   $88,076         $80,300
                                                                 -------         -------

Supplemental disclosures of cash flow information
  Cash paid during the period was as follows:
     Interest                                                    $ 3,986         $ 3,076
                                                                 =======         =======
     Income taxes                                                $ 1,322         $12,165
                                                                 =======         =======




          See notes to condensed consolidated financial statements.

                              COVENTRY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. BASIS OF PRESENTATION

     The condensed consolidated financial statements of Coventry Corporation and subsidiaries (the "Company") contained in this report are unaudited but reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair statement of the results of the interim periods reflected. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain reclassifications have been made to 1995 amounts to conform to the 1996 presentation.

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

2. ACQUISITIONS

     Effective April 1, 1996 the Company entered into a Joint Venture Agreement with Hamilton Health Center, Inc. to create "HealthMate," a company providing health care services to Medicaid recipients in central Pennsylvania. As part of the agreement the Company made an initial investment of $300,000 for ownership of 49% of HealthMate's common stock and is obligated under certain circumstances to make additional contributions totaling $550,000 over the next two and a half years. As of April 1, 1996 HealthMate had approximately 6,500 members. The Company has accounted for this transaction under the purchase method of accounting and, accordingly, the net assets have been included in the consolidated financial statements from the effective date of acquisition.

     Effective March 22, 1996, the Company purchased 81% of the common stock of PARTNERS Health Plan of Pennsylvania, Inc. ("PARTNERS") from a subsidiary of Aetna Life & Casualty Company, now known as Aetna Services, Inc. ("Aetna") and acquired the remaining 19% of the common stock of PARTNERS through the merger of a subsidiary of the Company with and into PARTNERS. PARTNERS is the holding company for Coventry Health Plans of Western Pennsylvania, Inc. ("CHP"), which at the time of acquisition served approximately 16,000 HMO members in the Pittsburgh area. Consideration for the transaction was approximately $35 million in cash. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the net assets have been included in the consolidated financial statements from the effective date of acquisition. In conjunction with the acquisition, the Company received a non-compete agreement from Aetna. Following Aetna's acquisition of a company which competes with the Company in western Pennsylvania, the Company filed suit against Aetna and the competitor alleging breach of the acquisition agreement, seeking enforcement of the non-compete agreement and requesting other forms of relief.

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

3. OTHER CHARGES

     At the end of the second quarter of 1996, the Company established reserves totaling $8.2 million for anticipated losses on multi-year contracts with
certain employer groups, primarily in the St. Louis market.   The Company
expects to utilize these reserves over the remaining lives of the contracts and then either discontinue these products or significantly change the terms and conditions of the contracts with these parties. The contracts expire at varying dates through 1999 and cover approximately 30,000 members.

4. LONG-TERM DEBT

     The Company's long-term credit agreement (the "Credit Facility") with a group of banks provided a reducing revolving line of credit of $125 million, collateralized by substantially all of the Company's assets. At September 30, 1996, $90 million was outstanding under the Credit Facility. The Credit Facility originally called for scheduled semi-annual commitment reductions totaling $20.8 million beginning February 18, 1997 and terminating availability on August 18, 1999. As of June 30, 1996, the Company was not in compliance with certain financial covenants in the Credit Facility. Effective September 30, 1996, the Company reached an agreement with banks representing 80% of the commitments with respect to amendment of the Credit Facility. Prior to the amendment, the Company voluntarily reduced the availability under the Credit Facility to $100 million. The amendment, along with other changes, revised certain financial ratios that the Company is required to maintain, increased the interest rate on the indebtedness by 0.8% (with opportunity for subsequent reduction subject to the fulfillment of certain conditions) and revised the required reductions in availability. The revised commitment reductions are $2.0 million in February 1997, $3.0 million in May 1997, $12.0 million in August 1997, $10.0 million in November 1997 and $10.5 million at the end of six consecutive three month periods, with the final reduction of $10.0 million in August 1999. At September 30, 1996, the effective interest rate on indebtedness under the amended Credit Facility was 7.6%. Although banks representing 20% of the commitments have not yet agreed to the amendment, the amendment became effective as of September 30, 1996. Discussions with the banks which have not yet executed the amendment concerning certain revisions desired by them are continuing, and any further amendment resulting from these discussions is not expected to materially adversely affect the Company's results of operations or financial position. The Company is in compliance with all debt covenants under the amended Credit Facility as of September 30, 1996.

ITEM 2:

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           Quarter and nine months ended September 30, 1996 and 1995

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

     On October 3, 1996, the Company announced that it had entered into an agreement to sell its subsidiary, Champion Dental Services, Inc., to a third party for $5.5 million in cash, subject to certain conditions including receipt of regulatory approval. The transaction is expected to close in the first quarter of 1997.

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

     The Company serves approximately 877,424 members consisting of approximately 726,430 full-risk members and approximately 150,994 self-insured members as of September 30, 1996. The following tables show the total number of enrollees as of September 30, 1996 and 1995 by geographic area and by product and the percentage increases in enrollment.




                           September 30,
                         ----------------        Percent
                           1996    1995          Change
                         -------  -------        -------
Western Pennsylvania     301,215  249,419         20.8%
Central Pennsylvania     238,567  154,520         54.4%
St. Louis                238,704  189,146         26.2%
Richmond                  73,302   63,249         15.9%
Jacksonville              25,636   26,756         (4.2%)
                         -------  -------
  Total                  877,424  683,090         28.4%
                         =======  =======

                           September 30,
                         ----------------        Percent
                           1996    1995          Change
                         -------  -------        -------
Commercial HMO           424,032  411,712          3.0%
Commercial POS           174,901  110,207         58.7%
Medicare Risk             16,873        -          n/a
Medicaid                 110,624   74,731         48.0%
Non-Risk                 150,994   86,440         74.7%
                         -------  -------
  Total                  877,424  683,090         28.4%
                         =======  =======

RESULTS OF OPERATIONS

QUARTERS ENDED SEPTEMBER 30, 1996  AND 1995

     Managed care revenues in the quarter ended September 30, 1996 increased $60.3 million, or 28.8%, to $269.6 million from the prior year quarter. This increase is a result of risk membership growth from the prior year quarter. The effect of the increase in risk membership on revenues was partially offset by a decline in the average risk premium yield realized in the quarter and a shift in the mix of membership to lower premium products. The growth in risk membership was primarily attributable to expansion of the Medicaid operations in St. Louis and mid-Missouri and growth in commercial POS membership.

     Management services revenue increased $1.5 million or 82.1% from the prior year. This increase is attributable to an approximate 64,554, or 74.7%, non-risk membership increase and an increase in the average per member administrative fee in 1996.

     While the Company did see an increase in its operating revenues due to higher enrollment, the Company continues to experience competitive pressures affecting pricing the Company has historically received from new and existing members, the overall membership mix and membership growth opportunities.

     Health benefits expense increased $54.7 million, or 30.7%, for the third quarter of 1996, compared to the third quarter of 1995, as a result of the increase in risk enrollment and increases in medical costs. The Company's medical loss ratio increased to 86.3% from 85.0% in the corresponding prior year quarter. During the quarter, the Company experienced increases in utilization and costs of outpatient medical services and pharmacy relative to premiums. High medical costs in the Missouri Medicaid operations as a result of high utilization and pressure on commercial yields in all markets also contributed to the increase in the medical loss ratio over the prior year quarter.


     The Company believes that the estimates for medical claims incurred but not reported ("IBNR") relating to its businesses are adequate in order to satisfy its ultimate claims liability with respect thereto. The estimated IBNR liability is based on historical data, current enrollment, health service utilization statistics and other related information, determined on an actuarial basis. Changes in assumptions for medical costs caused by changes in actual experience could cause these estimates to change in the near term. The Company continually monitors and reviews IBNR and as settlements are made or accruals adjusted, differences are reflected in current operations. The third quarter of 1996 reflects additional health benefits expense for the settlement of prior quarter IBNR estimates.

     Selling, general and administrative ("SGA") expense increased $7.6 million, or 27.0%, from the prior year corresponding quarter primarily due to membership growth. SGA decreased slightly as a percentage of revenue as a result of efforts to streamline the Company's administrative process. In addition, SGA expenses declined 6.8% on a per member per month basis. The decrease in the SGA ratio due to cost reduction efforts was partially offset by costs relating to new products and markets which were not operational in the corresponding prior year quarter. These costs include personnel and general administration expenses.

     Depreciation and amortization increased $0.4 million compared to 1995. This increase corresponds to the increase in goodwill related to the PARTNERS acquisition and additions in net property and equipment from the corresponding prior year quarter.

     Interest expense increased $0.9 million due to higher average debt outstanding and costs associated with the amendment to the Company's Credit Facility.

     The Company's operating earnings decreased $1.0 million to $0.1 million for the quarter ending September 30, 1996, primarily due to the previously described increases in health benefits expense.

     The Company continues to pursue initiatives to reduce its SGA expenses and medical costs, including risk sharing with hospitals, capitating fees of specialists, national contracting of ancillary services and efforts to increase the efficiency of its health centers. Although certain of these initiatives were completed at the end of the third quarter, the benefits of the changes were not sufficient to offset higher utilization and cost increases in outpatient medical services and pharmacy.

     Net earnings decreased $1.1 million from the prior year quarter. Earnings per common and common equivalent share decreased to $0.01 per share in the third quarter of 1996 versus $0.05 per share in the third quarter of 1995. Weighted average common and common equivalent shares outstanding were approximately 33,021,000 and 31,952,000 for the quarters ended September 30, 1996 and 1995, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     For the nine months ended September 30, 1996, managed care revenues increased $133.6 million, or 21.4%, to $757.3 million compared to $623.6 million for the same period last year. The increase is attributable to the 25.6% cumulative enrollment growth in the fully-insured membership over the prior year offset by a decline in the average risk premium yield realized in the nine month period and a shift in the mix of membership to lower premium products. Revenues were negatively affected in 1996 by a legislative reduction to Florida Medicaid premiums which became effective in the third quarter of 1995. Also, managed care revenues were reduced by $1.7 million and $1.5 million in the second quarters of 1996 and 1995, respectively, as a result of accruals for settlement of United States Office of Personnel Management claims.

     Management services revenues increased $4.3 million, or 71.0%, to $10.3 million for the nine months ended September 30, 1996. This increase was attributable to an 81.2% increase in non-risk membership, partially offset by a decline in the average per member administration fee for 1996.

     While the Company did see an increase in its operating revenues due to higher enrollment, the Company continues to experience competitive pressures affecting pricing the Company has historically received from new and existing members, the overall membership mix and membership growth opportunities.

     Health benefits expense increased 27.7% to $655.3 million for the nine months ended September 30, 1996 over $513.2 million for the same period in 1995. The Company's medical loss ratio increased to 86.5% from 82.3% in the corresponding nine month period. During the first nine months of 1996 each of the regions experienced increases in utilization along with increases in the costs of outpatient medical services and pharmacy relative to premiums. High medical costs in the Missouri Medicaid operations as a result of high utilization, pressure on commercial yields in all markets and the provisions recorded in the second quarter of 1996 for anticipated losses on certain long term contracts, primarily in the St. Louis market, also contributed to the increase in the medical loss ratio.

     SGA expense increased $21.5 million, or 26.4%, for the nine months ended September 30, 1996 compared to the same nine month period in 1995. SGA expense as a percentage of total operating revenues increased to 13.4% in 1996 versus 12.9% in the 1995 period. This increase in SGA is primarily due to increased expenses associated with continued expansion of service areas and product offerings of the regional HMOs and the increase in membership growth. At the end of the second quarter of 1996, management decided to curtail expansion of the Company's Medicaid operations into certain new territories through year end 1996. Accordingly, development costs previously deferred and other expenses totaling $1.9 million were written off at the end of the first half of 1996.

The first nine months of 1995 included costs of $2.0 million associated with staff restructuring in Pittsburgh and St. Louis.

     During the first quarter of 1996, termination and related costs of $5.2 million resulted from an initiative undertaken to streamline the Company's administrative process and reduce staffing in health centers, primarily in the Pennsylvania and St. Louis plans. The costs related to the reduction of approximately 500 positions, 374 of which were health center positions. Of the health center positions eliminated, 227 resulted from the outsourcing of certain ancillary services to capitated vendors. The Company anticipates the savings related to these terminations will exceed the increased capitation payments. At the end of the second quarter, additional termination and related costs of $0.8 million were recorded related to the curtailment of Medicaid operations in certain markets.

     At the end of the second quarter of 1996, the Company established reserves totaling $8.2 million relating to anticipated losses on multi-year contracts with certain employer groups, primarily in the St. Louis market. The Company expects to utilize these reserves over the remaining lives of the contracts and then either discontinue these contracts or significantly change the terms and conditions of the contracts with these parties. The contracts expire at varying dates through 1999 and cover approximately 30,000 members.

     Operating earnings decreased $39.1 million to a $17.0 million loss for the nine months ended September 30, 1996. The decrease in operating earnings is attributable to the previously described termination and related costs, the OPM claims settlement, the provision for multi-year contracts, development costs previously deferred in its Medicaid operations and increases in health benefits expense and SGA.

     Net earnings decreased $22.7 million from the prior year. Earnings per common and common equivalent share decreased to $(0.28) per share in the first nine months of 1996 versus $0.42 per share in the first nine months of 1995. The weighted average common and common equivalent shares outstanding were approximately 32,839,000 and 32,106,000 for the first nine months of 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a policy of investing cash not needed to fund current liabilities primarily in liquid portfolios of fixed income securities issued by the federal government and various states and municipalities. Current assets plus these investments exceeded current liabilities at September 30, 1996 by $43.2 million compared to $55.4 million at December 31, 1995.

     The Company's total cash, cash equivalents and investments, increased $5.2 million to $159.3 million at September 30, 1996 from $154.1 million at December 31, 1995. The components of this change were cash provided by operating activities of $13.8 million and $45.0 million of cash from financing and investing activities which included bank borrowings of $40.7 million and net proceeds from the issuance of common stock of $5.6 million. The cash provided was offset by $53.6 million used for capital expenditures, debt repayment (including $12.0 million reborrowed under the Company's Credit Facility) and acquisitions. Total capital expenditures were $11.7 million and acquisitions totaled $35.3 million for PARTNERS and HealthMate ($28.1 million net of cash provided by the acquisitions).

     The Company's long-term credit agreement with a group of banks provided a reducing revolving line of credit of $125 million, collateralized by substantially all of the Company's assets. At September 30, 1996, $90 million was outstanding under the Credit Facility. The Credit Facility originally called for scheduled semi-annual commitment reductions totaling $20.8 million beginning February 18, 1997 and terminating availability on August 18, 1999. As of June 30, 1996, the Company was not in compliance with certain financial covenants in the Credit Facility. Effective September 30, 1996, the Company reached an agreement with banks representing 80% of the commitments with respect to amendment of the Credit Facility. Prior to the amendment, the Company voluntarily reduced the availability under the Credit Facility to $100 million. The amendment, along with other changes, revised certain financial ratios that the Company is required to maintain, increased the interest rate on the indebtedness by 0.8% (with opportunity for subsequent reduction subject to the fulfillment of certain conditions) and revised the required reductions in availability. The revised commitment reductions are $2.0 million in February 1997, $3.0 million in May 1997, $12.0 million in August 1997, $10.0 million in November 1997 and $10.5 million at the end of six consecutive three month periods, with the final reduction of $10.0 million in August 1999. At September 30, 1996, the effective interest rate on indebtedness under the amended Credit Facility was 7.6%. Although banks representing 20% of the commitments have not yet agreed to the amendment, the amendment became effective as of September 30, 1996. Discussions with the banks which have not yet executed the amendment concerning certain revisions desired by them are continuing, and any further amendment resulting from these discussions is not expected to materially adversely affect the Company's results of operations or financial position. The Company is in compliance with all debt covenants under the amended Credit Facility as of September 30, 1996.

     The Company believes that its cash and cash equivalents on hand, investments, the cash flows generated from operations and other available sources of funding will be sufficient to fund continuing operations and debt service obligations for the fourth quarter of 1996 and fiscal 1997.


LEGISLATION AND REGULATION

     Numerous proposals have been introduced in the United States Congress and various state legislatures relating to health care reform. Some proposals, if enacted, could among other things, restrict the Company's ability to raise prices and to contract independently with employers and providers. Certain reform proposals favor the growth of managed health care, while others would adversely affect managed care. Most recently, legislation was passed by Congress which requires private health insurance coverage to be "portable" by employees from job to job and eliminates coverage limitations for pre-existing health conditions. Although the provisions of any legislation adopted at the state or federal level cannot be accurately predicted at this time, management of the Company believes that the ultimate outcome of currently proposed legislation would not have a material adverse effect on the Company and its results of operations.

     The Company anticipates that it will continue to expand its Medicaid and Medicare managed care products, and as a result will be more exposed to regulatory and legislative changes, including reduced pricing and other regulatory restrictions in those two governmental programs.

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


PART II.  OTHER INFORMATION

     ITEM 1:  Legal Proceedings

     In the normal course of business, the Company has been named as defendant in various legal actions seeking payments for claims denied by the Company, medical malpractice and other monetary damages. The Company also has contingent litigation risks with certain discontinued operations. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through September 30, 1996 may result in the assertion of additional claims. With respect to medical malpractice, the Company carries professional malpractice and general liability insurance for each of its operations on a claims made basis with varying deductibles for which the Company maintains reserves. In the opinion of management, the outcome of any of these actions will not have a material adverse effect on the financial position or results of operations of the Company.


     ITEMS 2, 3, 4, and 5:     Not Applicable


     ITEM 6:      Exhibits

     (a) Exhibits:

         (27) Financial data schedule (for SEC use only).

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        COVENTRY CORPORATION
                                             (Registrant)




Date:  November 13, 1996                By:  /s/ Richard H. Jones
       -----------------                     --------------------------
                                             Richard H. Jones
                                             Senior Vice President,
                                             Finance and Development


Date:  November 13, 1996                By:  /s/ Jan H. Hodges
       -----------------                     -----------------
                                             Jan H. Hodges
                                             Vice President, Finance