Form 10-K
period 1996-12-31
COVENTRY CORP
filed 1997-03-31
CIK 867440

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-K

             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED,
                          EFFECTIVE OCTOBER 7, 1996]
                  For the Fiscal Year Ended December 31, 1996
                                       OR
           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-19147

                              Coventry Corporation
             (Exact name of registrant as specified in its charter)

            Delaware                                        62-1297579
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                       Identification Number)

 53 Century Boulevard, Suite 250
 Nashville, Tennessee                                          37214
 (Address of principal executive offices)                    (Zip Code)

      Registrant's telephone number, including area code:  (615) 391-2440

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant as of March 14, 1997 (computed by reference to the closing price of such stock on The Nasdaq Stock Market) was $375,543,737.

      As of March 14, 1997, there were 33,014,834 shares of the registrant's voting Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         (1) Portions of the registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 29, 1997 are incorporated by reference into Part III.

                            COVENTRY CORPORATION

                                   FORM 10-K

                               TABLE OF CONTENTS

                 PART I                                                                                 Page
                                                                                                        ----
Item 1:          Business                                                                                 1

Item 2:          Description of Property                                                                  9

Item 3:          Legal Proceedings                                                                       10

Item 4:          Submission of Matters to a Vote of Security Holders                                     10

PART II

Item 5:          Market for Registrant's Common Equity and Related Stockholder Matters                   11

Item 6:          Selected Consolidated Financial Data                                                    12

Item 7:          Management's Discussion and Analysis of Financial Condition and Results of Operations   14

Item 8:          Financial Statements and Supplementary Data                                             24

Item 9:          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure    45

PART III

Item 10:         Directors and Executive Officers of the Registrant                                      46

Item 11:         Executive Compensation                                                                  46

Item 12:         Security Ownership of Certain Beneficial Owners and Management                          46

Item 13:         Certain Relationships and Related Transactions                                          46

PART IV

Item 14:         Exhibits, Financial Statement Schedules and Reports on Form 8-K                         47


                                     PART I

ITEM 1:  Business


(a)  General Development of the Business

         Coventry Corporation ("the Company") is a managed health care company that provides comprehensive health benefits and services to 894,076 members in Pennsylvania, Ohio, West Virginia, Missouri, Illinois, Virginia and Florida at December 31, 1996. Health care services are provided to employer groups and government funded groups through a variety of full-risk health care plans, including health maintenance organization and preferred provider organization products. Additionally, the Company administers self-insured health plans of certain large employers. The Company's enrollment increased to 901,891 in January 1997.

         The Company's regional operations are based in Pittsburgh (western Pennsylvania, eastern Ohio and West Virginia), and Harrisburg (central Pennsylvania), (collectively, the "Pennsylvania Health Plans"), St. Louis, Missouri ("the St. Louis Health Plan"), Richmond, Virginia (the "Richmond Health Plan") and Jacksonville, Florida.

         The Company was incorporated in 1986 in Delaware. Its principal executive offices are located at 53 Century Boulevard, Suite 250, Nashville, Tennessee 37214, and its telephone number is (615) 391-2440. Unless the context indicates otherwise, references herein to "Coventry" and "the Company" include Coventry Corporation and its subsidiaries.


(b)  Financial Information about Industry Segments

         The Company operates only in the managed care industry, and accordingly, industry segment data is not applicable.


(c)  Narrative Description of Business

Products

Commercial Health Maintenance Organizations

         The Company's health maintenance organization ("HMO") products provide comprehensive health care benefits to enrollees, including ambulatory and inpatient physician services, hospitalization, pharmacy, dental, optical, mental health, ancillary diagnostic and therapeutic services. In general, a fixed monthly enrollment fee covers all HMO services, although some benefit plans require co-payments or deductibles in addition to the basic enrollee premium. A primary care physician assumes overall responsibility for the care of an enrollee, including preventive and routine medical care and referrals to specialists and consulting physicians. While an HMO enrollee's choice of providers is limited to those within the health plan's HMO network, the HMO enrollee is typically entitled to coverage of a broader range of healthcare services than are covered by typical reimbursement or indemnity policies. At December 31, 1996, the Company had approximately 416,000 commercial HMO members.

         The Pennsylvania Health Plans have licensed HMO service areas in Pittsburgh and eight surrounding counties in western Pennsylvania, 21 counties in central Pennsylvania, including the cities of Harrisburg, York, Lancaster, State College, Lebanon and Scranton and five counties in eastern Ohio. Through Coventry Health Plan of West Virginia, the Company serves Wheeling and 14 counties in West Virginia. The St. Louis Health Plan's service area includes St. Louis and 23 adjacent counties in Missouri and 23 counties in central and southern Illinois. The Richmond Health Plan services Richmond, Roanoke and 38 counties in central and southwestern Virginia. All of the commercial HMOs are federally qualified.

Preferred Provider Organizations and Point of Service

         The Company, through its regional health plans, also offers fully-insured flexible provider products, including preferred provider organization ("PPO") and point of service ("POS") products, which permit enrollees to participate in managed care but allow them to choose, at the time services are required, to use providers not participating in the managed care network. Deductibles and co-payments generally increase the out-of-pocket costs to the enrollee if a non-participating provider is utilized. Fully insured PPO/POS premiums are typically lower than HMO premiums due to these increased out-of-pocket costs borne by enrollees. The Company's PPO and POS products are underwritten by Coventry Health and Life Insurance Company ("CHLIC") a Texas insurance company. PPO/POS products are currently offered by the western Pennsylvania, central Pennsylvania, St. Louis, and Richmond health plans. At December 31, 1996, approximately 176,000 Coventry members were enrolled in a flexible provider product.

Medicare

         In late 1995, the Company introduced a Medicare risk product under the name "Advantra" (R) in the St. Louis market. In 1996 the Company began marketing this product in its western Pennsylvania and central Pennsylvania markets.

         Under a Medicare risk contract, the Company receives a fixed premium per member, which reflects certain demographics of the Medicare population of each region. At December 31, 1996, there were approximately 1.3 million Medicare eligibles in the Company's current service areas. The Company believes that the Medicare risk product represents substantial opportunity for enrollment growth. However, the product also carries the risk of higher utilization and related medical costs than commercial products, and the possibility of regulatory or legislative changes which may reduce premiums or increase mandated benefits in the future. The Company is also subject to increased government regulation and reporting requirements related to the product.

         The Company also offers Medicare cost and supplement products. Under a Medicare cost contract, the Company is reimbursed by the U.S. Health Care Finance Administration ("HCFA") only for the cost of services rendered to the plan members, including services provided at the health plan's medical offices and a portion of administrative expenses. HCFA periodically audits the cost of services and as a result the Company is at risk for less than full reimbursement. Medicare supplement members enroll individually and pay a monthly premium for comprehensive health services not covered under Medicare. A majority of the Company's former Medicare cost and supplement members converted to the Company's Advantra product during 1996. At December 31, 1996 the Company had approximately 28,000 Medicare members, including both risk and cost based members.

Medicaid

         The Company offers health care coverage to Medicaid recipients in the north Florida, St. Louis and central Missouri, Richmond, Virginia,
Pittsburgh and central Pennsylvania markets. The Company's Medicaid products in each region are generally similar to, and based upon, the products offered by its HealthCare USA, Inc. ("HCUSA") subsidiary in Jacksonville, Florida, and HCUSA generally administers the Company's Medicaid products in each of the other regions. Medicaid recipients in north Florida, St. Louis and central Missouri markets are generally required to choose a managed care provider. In Pittsburgh, central Pennsylvania and Richmond, Virginia, enrollment in a Medicaid HMO is voluntary. Under a Medicaid risk contract, the participating state pays a monthly premium based on the age and sex of the recipients enrolled in the Company's plans.

        Like the Medicare risk product, the Medicaid product makes the Company's financial results more susceptible to government regulation and legislative changes in premium levels and benefit structure. Under current regulations, HMOs offering Medicaid products on a mandatory enrollment basis must within certain time frames broaden their membership to include at least 25% commercial HMO members. The Company's Florida HMO has not achieved this required percentage of commercial membership in Florida, but has received a waiver of this requirement through June, 1998. Premium rates paid to the Company's Medicaid operations in Florida were significantly reduced in 1995, and future funding levels cannot be predicted with certainty. As a result of premium rate reductions and the commercial membership requirements, the Company has determined that its Florida Medicaid operations are unlikely to be sufficiently profitable on a long-term basis to justify a continued presence in the Florida market and, as a result, the Company is considering various options concerning this business, with the long-term goal of exiting the Florida Medicaid market. Accordingly, the Company has established a reserve of $1.2 million at December 31, 1996 to reflect the anticipated costs of exiting this market. The Company believes that its existing commercial membership in its St. Louis Health Plan will satisfy the regulatory commercial membership requirements in Missouri. At December 31, 1996, approximately 122,000 Coventry members were enrolled in a Medicaid risk product, including approximately 28,000 in Florida, 77,000 in Missouri and 17,000 in other regions. See "Government Regulations."

Administrative Services Only

         The Company's health plans offer an administrative services only ("ASO") product to large employers who self-insure their employee health benefits. Under the ASO contracts, employers who fund their own health plans receive the benefit of provider pricing arrangements from the health plan and the health plan also provides a variety of administrative services such as claims processing, utilization review and quality assurance for the employers. The health plan receives an administrative fee for these services but does not assume the health care cost underwriting risk. Certain of the Company's ASO contracts include performance and utilization management standards which affect the fees received for these services. Approximately 153,000 of the Company's members were ASO members at December 31, 1996.


Delivery Systems

         The health plans maintain provider networks which furnish health care services through direct employment of or contractual arrangements with physicians, hospitals and other health care providers, rather than providing reimbursement to the enrollee for the charges of such providers. Because the health plans receive the same amount of revenue from their enrollees irrespective of the cost of health care services provided, they must manage both the utilization of services and the unit cost of the services.

         The Company's health plans' networks utilize a variety of physician care delivery systems which differ primarily in the characterization of the relationship between the Company and the participating physicians. The Company utilizes staff models in western and central Pennsylvania and St. Louis, Missouri to deliver primary care and certain specialist services through physicians who are employed exclusively by the health plan. The exclusive full-time employment of physicians in a staff model generally enables the health plan to predict costs more effectively, maintain quality and respond quickly to consumer issues. However, staff model operations also involves substantial investment in certain costs, such as facilities and personnel, that cannot be immediately adjusted to take into account changes in the membership or third party provider pricing trends. During 1996, the Company initiated efforts to reduce overhead in its staff models by reducing staff employment and capitating certain specialist and ancillary functions. In addition to providing health care to plan members, these staff models also accept non-member patients on a fee-for-service basis, in an effort to help cover the costs associated with the medical offices. The Company employed approximately 200 physicians at December 31, 1996 in its staff model operations.

         The Company's staff model operations, in recent years, have suffered from over-capacity, and the Company has not been able to increase the number of members or other patients utilizing such operations sufficiently to make such operations profitable. As a result, the Company determined in late 1996 to seek to dispose of the staff model operations in Pittsburgh, Pennsylvania and St. Louis, Missouri. In March 1997, the Company entered into agreements to sell its medical offices associated with its health plan in St. Louis, Missouri to BJC Health Systems ("BJC"), a major provider organization in the St. Louis market, and to sell its medical offices associated with its health plan in Pittsburgh, Pennsylvania to Allegheny Health, Education and Research Foundation ("AHERF"), a major provider organization in the Pittsburgh market. The agreements are subject to the satisfaction of various conditions, including regulatory approval. After these sales, the Company's medical operations will be limited to employing 22 physicians in eight offices in the central Pennsylvania area.

         Coincident with the sale of the St. Louis and Pittsburgh medical offices, the Company will enter into long-term global capitation arrangements with BJC and AHERF, pursuant to which these provider organizations will receive a fixed percentage of premiums to cover all the medical treatment the Company's globally capitated members receive from the health care systems. These arrangements are a continuation of the Company's efforts to enter into capitation agreements with major providers whereby the providers will provide all medical treatment for the Company's members in return for a fixed percentage of premium. While these agreements limit the Company's exposure to the risk of increasing medical costs, they expose the Company to risk as to the adequacy of the financial and medical care resources of the provider organization.

         All of the Company's health plans also offer an open panel delivery system. In an open panel structure, individual physicians or physician groups contract with the health plans to provide services to enrollees but also maintain independent practices in which they provide services to individuals who are not Coventry health plan enrollees. The Company contracts with approximately 18,000 physicians through the open panel model. Additionally, the Company is aware that entering into global capitation contracts with certain providers may cause disruption in its existing provider network.


Health Care Provider Compensation

         The primary care physicians employed within the staff model operations are compensated under salary and bonus arrangements. Under most open panel contracts, each primary care physician is paid a monthly fixed capitation fee for each enrollee selecting the physician and may receive additional compensation from risk-sharing arrangements with the health plan to the extent that pre-established utilization and quality goals are achieved. Contracting specialist physicians are compensated under both discounted fee-for-service arrangements and capitation arrangements. The majority of the Company's contracts with hospitals provide for inpatient per diem or per case hospital rates, while outpatient services are typically contracted on a discounted fee-for-service basis. During 1996, the Company converted many of its hospital and ancillary contracts from discounted fee-for-service to fixed fee schedules or capitation arrangements.


Quality Assurance

         The Company has established systems to monitor the availability, appropriateness and effectiveness of the patient care it provides. Monitoring the number of physicians and support personnel needed for the number of enrollees served assists in maintaining the availability of care at appropriate levels. Utilization data collected and disseminated in the context of controlling costs are also a valuable indicator of over or under utilization of necessary services and helps the Company's health plans provide optimal care to their enrollees.

         The Company's health plans also have internal quality assurance review committees made up of physicians and other staff members whose responsibilities include periodic review of medical records, development and implementation of standards of care based on current medical literature and the collection of data relating to results of treatment. Studies are regularly conducted to discover possible adverse medical outcomes for both quality and risk management purposes.

         Appointment availability, member waiting times and environments are monitored. A membership services department is responsible for ensuring enrollee satisfaction, and the Company's health plans periodically conduct membership surveys of both existing and former enrollees concerning services furnished and suggestions for improvement.

         The National Committee for Quality Assurance ("NCQA") is an independent, nonprofit institution that evaluates and accredits the quality assurance programs of managed care organizations and is recognized as the national authority on quality. Both the Pennsylvania plans have earned full accreditation. The Richmond and St. Louis plans received provisional accreditation in 1995 and 1996, respectively.

         In 1996, HCUSA met or exceeded all state standards in a Florida Medicaid Contract compliance review conducted by the Florida Agency for Healthcare Administration of 21 Medicaid HMOs. The Plan scored 100%, the highest rating received, on the quality of care standards specified in its 1996 Medicaid contract and a 98% overall rating. See "Medicaid" and "Government Regulation."

Utilization Management and Review

         A managed care company's profitability is dependent on maintaining effective controls over utilization of health care services consistent with the provision of high quality care. Each of the Company's health plans employs physicians as Medical Directors who oversee the delivery of medical services with respect to staff model and open panel operations. The Medical Director supervises medical managers (physicians and nurses) who review and approve the primary care physicians' referrals to specialists and hospitals. Medical managers also continually review the status of hospitalized patients and compare their medical progress with established clinical criteria. In addition, nurses make hospital rounds to review patients' medical progress and perform quality assurance and utilization functions.

         Medical managers also monitor the utilization of diagnostic services and encourage use of outpatient surgery and testing where appropriate. Data showing each physician's utilization profile for diagnostic tests, specialty referrals and hospitalization are collected by each health plan and provided to the health plan's physicians. These results are monitored by medical managers in an attempt to ensure the use of cost-effective, medically appropriate services.


Marketing

         The Company's commercial health plans are marketed primarily to employer groups as alternatives to conventional fee-for-service health care and indemnity health insurance programs. Employers generally pay all or part of their employees' health care premiums, and many continue to offer their employees a conventional insurance plan even if one or more of the Company's products are offered.

         Commercial marketing is generally a two-step process in which presentations are made first to employers and then directly to employees. Once selected by an employer, the Company solicits enrollees from the employee base directly. During periodic "open enrollments", in which employees are permitted to change health care programs, the Company uses direct mail, worksite presentations, and radio and television advertisements to contact new enrollees. The Company also markets through independent insurance brokers and agents. Virtually all of the Company's employer group contracts are renewable annually, and enrollment is continuously affected by employee turnover within employer groups.

         The Company's Medicaid products are marketed directly to individuals while its Medicare products are marketed to both individuals, and, primarily in the Pittsburgh market, employer group retirees. Individual marketing to Medicare beneficiaries is conducted through use of a direct sales force and advertising efforts that include television, radio, newspaper, billboards, and direct mail. The Company also markets through independent insurance brokers and agents. The Company's Medicaid and Medicare contracts are renewable annually, and Medicare and Medicaid enrollees may disenroll monthly.

         Each of the Company's health plans employs a full-time marketing staff, totaling approximately 200 for the entire company. Each marketing staff uses advertising and promotional material prepared by advertising firms as well as market research programs.

         No single employer group accounted for 10% or more of the Company's consolidated revenues in 1996. As of December 31, 1996, the employer groups which accounted for the ten highest amounts of managed care premiums for the western and central Pennsylvania, St. Louis and Richmond health plans represented approximately 26%, 28%, 28% and 62%, respectively, of each health plan's premiums. HCUSA received approximately $32.0 million or 27% of its revenue from the State of Florida and approximately $85.7 million or 73% from the State of Missouri.

Competition

         As of December 31, 1996, the Company estimates that its share of the commercial HMO market was approximately 50% in western Pennsylvania, 30% in central Pennsylvania, 26% in St. Louis, and 24% in Richmond.

         The Company's health plans operate in highly competitive environments and compete with other HMOs, PPOs, indemnity insurance carriers and, most recently, physician-hospital organizations. During 1996 the Company continued to experience competitive pressures in its commercial products, most notably in the Pennsylvania and Missouri markets, which adversely affected the premiums that the Company has historically received from new and existing members, the membership growth opportunities, and the mix of products sold. In some cases, employer groups have moved from the traditional commercial HMO plans toward the lower premium flexible provider products.

         The Company believes that the principal factors influencing an employer group's decision to choose among health care options are the price of the benefit plans offered, locations of the health care providers, their reputation for quality care, financial stability, comprehensiveness of coverage, and diversity of product offerings.

         The Company also competes with other managed care organizations and indemnity insurance carriers in seeking to obtain and retain favorable contracts with hospitals and other providers of services to the Company's health plans. While the Company believes that the relatively large membership in its health plans places them in a favorable position in negotiating contracts, some of its competitors represent an equal or greater number of potential patients for such contracting providers and therefore may be in an equal or more favorable position to negotiate provider contracts.


Government Regulation

         The Company's commercial HMOs are qualified under the federal Health Maintenance Organization Act of 1973, which was enacted to promote the development of HMOs. Only HMOs that continue to meet federal criteria for sound fiscal operation may retain their qualified status. In order to maintain such qualification, HMOs are required to set enrollment fees, or premiums, pursuant to a "community rating system", which permits rating by class and group specific rating on a prospective basis. The system can place an HMO at a disadvantage when competing with conventional insurers for the business of large employers; at the same time, it does not permit an established customer to demand rate reductions based upon its group's favorable medical experience.

         The Company's HMOs are required to file periodic reports with, and are subject to periodic review by state and federal licensing authorities that regulate them. The HMOs are required by state law to meet certain minimum capital and deposit and/or reserve requirements and may be restricted from paying dividends under certain circumstances. They are also required to provide their enrollees with certain basic services based substantially on a fixed, prepaid fee basis. Even under community rating, however, an HMO may vary the type of non-fixed benefits offered. The HMOs are required to have quality assurance and education programs for their professionals and enrollees. State laws further require that representatives of the HMOs' enrollees have a voice in policy making.

         In 1996, HCFA promulgated regulations ("physician incentive regulations") enforcing Sections 4204(a) and 4731 of the Omnibus Budget Reconciliation Act of 1990 ("OBRA 90"). OBRA 90 and the physician incentive regulations prohibit HMOs with Medicare risk contracts from knowingly making incentive payments to physicians as an inducement to reduce or limit medically necessary services to Medicare beneficiaries. Under the physician incentive regulations, HMOs must, among other things, disclose to HCFA their physician compensation plan in such detail as to allow HCFA to determine compliance with the regulations, and provide assurance that stop-loss insurance is in place, if the HMO places a physician or physician group at "substantial financial risk" for services provided to Medicare beneficiaries. These regulations took effect beginning January 1997.

         On August 20, 1996, President Clinton signed into law the "Health Insurance Portability and Accountability Act of 1996," which took effect beginning January 1997. This legislation requires guaranteed issuance and renewability of certain health coverage for individuals and small groups, limits preexisting condition exclusions and provides for a demonstration project for medical savings accounts. In addition, more recent federal legislation, which will become effective beginning January 1998, requires health plans to provide parity for mental health benefits and at least 48 hours inpatient coverage for mothers and their newborns.

         All of the Company's Medicare and Medicaid plans are subject to HCFA and state regulations. HCFA and the appropriate state agencies have the right to audit any health plan operating under a Medicare or Medicaid contract to determine the plan's compliance with HCFA and state regulations and quality of care being rendered to the plan's members. Because the Company has Medicare and Medicaid products, it also must comply with requirements established by peer review organizations ("PRO"s), which are organizations under contract with HCFA to monitor the quality of health care received by Medicare and Medicaid beneficiaries. PRO requirements relate to quality assurance and utilization review procedures. In addition, cost reimbursement reports are required with respect to Medicare cost contracts and are subject to audit and revision.

         The anti-kickback provisions of the Medicare and Medicaid laws prohibit the payment or receipt of any remuneration in return for the referral of a patient, the charges for which are subject to reimbursement by Medicare or Medicaid. The Department of Health and Human Services has adopted safe harbor regulations whereby, (i) HMOs' waivers of Medicare and Medicaid beneficiaries' obligation to pay cost-sharing amounts or to provide other incentives in order to attract Medicare and Medicaid enrollees and (ii) discounts offered to prepaid health plans by contracting providers are not deemed to be violations of the anti-kickback provisions. The Company believes that the incentives offered by its HMOs to Medicare and Medicaid beneficiaries and the discounts its plans receive from contracting health care providers satisfy the requirements of the safe harbor regulations and do not in any event violate the anti-kickback provisions.

         The Company is subject to both federal and state regulations regarding services to be provided to Medicaid enrollees, payment for those services and other aspects of the Medicaid program.

         The Company contracts with the United States Office of Personnel Management ("OPM") to provide managed health care services under the Federal Employees Health Benefits Program ("FEHBP"). These contracts with OPM and applicable government regulations establish premium rating requirements for the FEHBP. OPM conducts periodic audits of its contractors to, among other things, verify that the premiums established under the OPM contracts are established in compliance with the community rating and other requirements under FEHBP.
During 1996, managed care premiums were reduced by $1.7 million for the settlement of OPM claims for 1995 and reserves for 1996 were established.

         Numerous health care proposals have been introduced in the U.S. Congress and in state legislatures. These include provisions which place limitations on premium levels, increase minimum capital and reserves and other financial viability requirements, prohibit or limit capitated arrangements or provider financial incentives, mandate benefits (including mandatory length of stay with surgery or emergency room coverage), limit the ability to manage care and require contracting with all willing providers. If enacted, certain of these proposals could have an adverse effect on the Company. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Health Care Reform" in Part II of this Report.


Risk Management

         The HMOs maintain general liability and professional liability (medical malpractice and managed care liability) insurance coverage in amounts the Company believes to be adequate. Contracting physicians are also required to maintain professional liability coverage. In addition to liability coverage, the Company carries "stop-loss" insurance to reimburse its HMOs for costs resulting from catastrophic illnesses. This insurance generally covers costs in excess of $500,000 up to $1 million for any enrollee in any one year for the St. Louis, Pennsylvania and Richmond Health Plans for commercial HMO members, costs in excess of $150,000 up to $1 million for any Medicare enrollee in any one year and costs in excess of $50,000 up to $1 million for any Medicaid enrollee in any year. Some coinsurance contributions by the Company are required. CHLIC maintains stop-loss insurance for the flexible provider products that generally covers costs in excess of $150,000 for any enrollee in any one year up to $1 million per enrollee per year. No assurance can be given as to the future availability or costs of such insurance or that risks will not exceed the limit of the insurance coverage.

Employees


         At December 31, 1996, the Company employed approximately 3,200 persons. None of the employees are covered by a collective bargaining agreement.


Trademarks

         The Company has the right to use the name "HealthAmerica" in Illinois, Missouri, Pennsylvania and West Virginia. The Company has federal and/or state registered service marks for "HealthAssurance," "GHP Access," "HealthCare USA," "Doc Bear," "CarePlus," "Coventry" and "Advantra."


Risk Factors

         The Company's business is subject to numerous risks and uncertainties which may affect the Company's results of operations in the future and may cause such future results of operations to differ materially and adversely from projections included in or underlying any forward-looking statements made by or on behalf of the Company. Among the factors that may adversely affect the Company's business are difficulties in increasing premiums to cover increasing health care costs because of competitive pressures, regulatory restrictions and consumer preference for lower-priced health care options. The Company may also experience difficulties in obtaining and maintaining favorable contracts with health care providers and in predicting and controlling future health care costs. Accordingly, there may be potential discrepancies between reserves for incurred but not reported liabilities and the actual amount of such liabilities. To the extent that the Company becomes a party to global capitation agreements with a single provider organization, the Company becomes exposed to credit risk with respect to such organization.

         The nature of acquisitions gives rise to the possibility of incurred but not reported medical costs and contingent liabilities that may be undervalued at the time of acquisition. The Company may be required to write off the cost of certain assets if the expected results of an acquisition are not achieved. In selling assets, expected values may not be realized.

         The Company's recent financial losses may make it more difficult to obtain financing on as favorable terms in the future. In addition, operating losses at a subsidiary may require the Company to make investments in, or to refinance Company obligations to, such subsidiary in order to maintain required capital levels.

         The Company is also subject to risks associated with offering Medicaid and Medicare risk products, including pricing and other regulatory restrictions, potentially higher medical loss ratios and risks associated with entering new markets. As discussed in "Government Regulation", the Company's financial results are also susceptible to future state and federal regulatory measures, including health care reform.

         In addition, the health care industry in general is susceptible to litigation and insurance risks, including medical malpractice liability, disputes relating to the denial of coverage and the adequacy of "stop-loss" reinsurance for costs resulting from catastrophic injuries or illnesses to the Company's members. The Company has contingent litigation risk with certain discontinued operations. Such litigation may result in losses to the Company.

         This Annual Report on Form 10-K and other filings and statements made on behalf of the Company include forward-looking information which is based on current expectations at the time the filing or statement is made and is subject to a number of risks and uncertainties. Forward-looking statements, which are made in reliance on the safe harbor provided by the Private Securities Litigation Reform Act of 1995, may be affected by a number of factors, including the risk factors identified herein.

Item 2:  Description of Property

         The Company leases in aggregate approximately 350,310 square feet of office space primarily for administrative offices in western Pennsylvania, central Pennsylvania, St. Louis, Missouri, Jacksonville, Florida and its corporate office in Nashville, Tennessee. In addition, the Company has 33 medical centers, of which 28 are leased for terms of one to fifteen years and summarized as follows:

                                           Number of Leased Medical          Approximate Leased Square
         Location                                Center Sites                         Footage
---------------------------                ------------------------          -------------------------
 Western Pennsylvania                                 11                              179,181
 Central Pennsylvania                                  8                               43,230
 St. Louis                                             9                              108,884
 Richmond                                              -                                 -
 Jacksonville                                          -                                 -
                                           ------------------------          -------------------------
 Total                                                28                              331,295
                                           ========================          =========================

         The Company owns three medical centers in western Pennsylvania, two in St. Louis and an administrative building in Richmond. Combined, these properties have approximately 175,454 square feet.

         The medical office sites in western Pennsylvania and St. Louis, Missouri are included in the agreements to sell certain medical offices. See "Delivery Systems."

         In 1997, the Company plans to enter into a new lease agreement for the administrative offices located in Harrisburg, Pennsylvania. Renovations of other administrative offices will be completed as necessary.

Item 3:  Legal Proceedings

         In the normal course of business, the Company has been named as defendant in various other legal actions seeking payments for claims denied by the Company, medical malpractice, and other monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through December 31, 1996 may result in the assertion of additional claims. With respect to medical malpractice, the Company carries professional malpractice and general liability insurance for each of its operations on a claims made basis with varying deductibles for which the Company maintains reserves. In the opinion of management, the outcome of any of these actions will not have a material adverse effect on the financial position or results of operations of the Company.



Item 4:  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year 1996.

                                    PART II


Item 5:  Market for the Registrant's Common Equity and Related Stockholder
         Matters


Price Range of Common Stock

         Coventry Corporation common stock is traded in the Nasdaq Stock
Market's National Market under the symbol "CVTY."   The following tables show
the quarterly range of high and low closing sales prices of the common stock on Nasdaq during the calendar period indicated:

                                              1996                                 1995
--------------------------------------------------------------------------------------------------
                                       High           Low                    High            Low
--------------------------------------------------------------------------------------------------
First Quarter                        $20 7/8        $15 11/16               $30             $23 3/4
Second Quarter                       $20 15/16      $15 1/4                 $29 1/2         $13 1/2
Third Quarter                        $15 5/8        $11 15/16               $21 1/4         $14 1/4
Fourth Quarter                       $11 1/2        $9                      $22 1/8         $17 5/8

                                              1997
-------------------------------------------------------------
                                      High            Low
-------------------------------------------------------------
Through March 14, 1997               $11 3/8        $6 7/8

         As of March 24, 1997, the Company had approximately 12,000 shareholders, including persons or entities holding common stock in nominee name, and 583 shareholders of record.


Dividends

         The Company has not paid any cash dividends on its common stock and expects for the foreseeable future to retain all of its earnings to finance the development of its business. The Company's ability to pay dividends is also restricted by insurance regulations applicable to its subsidiaries and by the terms of its credit facility. Subject to the terms of such insurance regulations and the Company's credit facility, any future decision as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend on the Company's earnings, financial position, capital requirements and other relevant factors. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note G of the Notes to Consolidated Financial Statements.

Item 6:  Selected Consolidated Financial Data

(in thousands, except per share data)

Operations Statement Data (1)

                                                                               Year Ended December 31,
---------------------------------------------------------------------------------------------------------------------------------
                                                             1996            1995           1994           1993            1992
---------------------------------------------------------------------------------------------------------------------------------
Operating revenues                                       $1,057,129       $ 852,390     $ 776,643       $ 641,573       $ 475,454
---------------------------------------------------------------------------------------------------------------------------------
Operating earnings (loss)                                $  (91,346)      $  (1,275)    $  55,023       $  43,177       $  27,913
---------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing
  operations (2)                                         $  (61,287)      $      18     $  29,288       $  22,005       $  14,171
Loss on disposal of discontinued operations                       -               -             -               -          (3,846)
Extraordinary items                                               -               -             -               -           4,005
---------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                      $  (61,287)      $      18     $  29,288       $  22,005       $  14,330
---------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share (3):
        Continuing operations                            $    (1.86)      $    0.00     $    0.93       $    0.74       $    0.51
        Discontinued operations                                   -               -             -               -           (0.14)
        Extraordinary items                                       -               -             -               -            0.15
---------------------------------------------------------------------------------------------------------------------------------
        Net earnings (loss) per share                    $    (1.86)      $    0.00     $    0.93       $    0.74       $    0.52
---------------------------------------------------------------------------------------------------------------------------------

Weighted average common and common equivalent
shares outstanding (3)                                       33,011          32,164        31,425          29,585          27,547
---------------------------------------------------------------------------------------------------------------------------------

Balance Sheet Data (1)
                                                                                     December 31,
---------------------------------------------------------------------------------------------------------------------------------
                                                            1996            1995          1994           1993            1992
---------------------------------------------------------------------------------------------------------------------------------
Cash and investments (4)                                  $ 173,396       $ 147,777     $ 133,975       $ 116,014       $  65,488
Total assets                                              $ 448,945       $ 385,675     $ 343,771       $ 266,971       $ 207,836
Notes payable and long-term debt (including
current maturities)                                       $  93,759       $  67,907     $  69,531       $  44,185       $  52,541
Stockholders' equity and partners' capital (5)            $ 100,427       $ 153,851     $ 134,124       $  96,906       $  69,679


(1) All periods presented have been restated for the merger with HCUSA in 1995, Southern Health Management Corporation ("SHMC") in 1994 and for discontinued operations.

(2) Interest expense on all outstanding debt for all periods has been attributed to continuing operations.

(3) Reflects the two-for-one split of the Company's common stock which occurred in August, 1994.

(4) Certain reclassifications have been made to the 1994 and 1995 financial statements to conform to the 1996 presentation.

(5)      Predecessor company of SHMC was an S Corporation.

Supplementary Financial Information

         The following is a summary of unaudited quarterly results of operations (in thousands, except per share data) for the years ended December 31, 1996 and 1995.

                                                                                 Quarter Ended
                                                           March 31,        June 30,       September 30,       December 31,
                                                            1996(1)         1996(2)            1996              1996(3)
                                                           --------------------------------------------------------------
Operating revenues                                         $ 236,937       $ 257,737         $  272,903         $ 289,552
Operating earnings (loss)                                  $  (2,772)      $ (14,346)        $      143         $ (74,371)
Net earnings (loss)                                        $    (968)      $  (8,528)        $      348         $ (52,139)
Net earnings (loss) per common and
  common equivalent share                                  $   (0.03)      $   (0.26)        $     0.01         $   (1.58)
                                                          ---------------------------------------------------------------
Weighted average common and common
  equivalent shares outstanding                               32,854          33,041             33,021            33,024
                                                          ---------------------------------------------------------------


                                                                                 Quarter Ended
                                                           March 31,      June 30,         September 30,       December 31,
                                                             1995          1995(4)            1995(5)            1995(6)
                                                           --------------------------------------------------------------
Operating revenues                                         $ 209,652      $ 208,868           $ 211,137         $ 222,733
Operating earnings (loss)                                  $  16,253      $   4,764           $   1,118         $ (23,410)
Net earnings (loss)                                        $   9,870      $   2,177           $   1,494         $ (13,523)
Net earnings (loss) per common and
  common equivalent share                                  $    0.30      $    0.07           $    0.05         $   (0.42)
                                                           --------------------------------------------------------------
Weighted average common and common
  equivalent shares outstanding                               32,402         32,157              31,952            32,416
                                                           --------------------------------------------------------------

(1) The first quarter operating results were affected by termination and related costs to streamline the Company's administrative process and reduce staffing in health centers, primarily in the Pennsylvania and St. Louis plans for total adjustments of $5.2 million.

(2) The second quarter operating results were affected by the establishment of reserves relating to multi-year contracts with certain employer groups, primarily in the St. Louis market. The Company expects to utilize these reserves over the remaining lives of the contracts and then either discontinue the contracts or significantly change the terms and conditions of the contracts with these parties. The establishment of these reserves resulted in total adjustments of $8.2 million.

(3) The fourth quarter operating results were affected by the increase of reserves related to accounts receivable ($3.6 million), long-term contracts ($1.6 million), medical claims ($25.6 million), termination costs ($2.1 million), other reserves ($6.0 million), write-offs of goodwill ($21.0 million) and certain capitalized expenses ($6.7 million).

(4) The second quarter operating results of 1995 were affected by merger costs for the purchase of HCUSA, severance and related costs associated with staff restructuring in Pittsburgh and St. Louis, additions to accruals for professional liability litigation and the settlement of certain Office of Personnel Management negotiations for total adjustments of approximately $7.0 million.

(5) The third quarter operating results of 1995 were affected by an increase in medical claims liabilities for the western Pennsylvania market and start up expenses associated with Medicaid and Medicare product development and geographic expansion initiatives for total adjustments of approximately $6.5 million.

(6) The fourth quarter operating results of 1995 were affected by the elimination of several of its new market development areas, personnel reductions in its operations and increases in legal, medical and contingency reserves for total adjustments of $21.8 million.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

    Coventry Corporation, headquartered in Nashville, Tennessee, is a managed health care company that provides comprehensive health benefits and services to a broad cross section of employer and government-funded groups in Pennsylvania, Ohio, West Virginia, Missouri, Illinois, Virginia and Florida.

    Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking information which is based upon current expectations and involves a number of risks and uncertainties. The forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, may be affected by a number of factors, including the risk factors set forth in the Company's Annual Report on Form 10-K, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. Among the factors that may materially affect the Company's business are potential increases in medical costs, difficulties in increasing premiums due to competitive pressures, imposition of regulatory restrictions, difficulties in obtaining or maintaining favorable contracts with healthcare providers, financing costs and contingencies and litigation risk.

    During the three year period ended December 31, 1996, the Company experienced substantial growth in operating revenues due primarily to membership growth. The Company achieved this membership growth through marketing efforts, acquisitions, geographic expansion and increased product offerings, including the introduction of Medicare and Medicaid risk products in 1995.

    The acquisition of HealthCare USA in 1995 allowed the Company to enter the Medicaid product market. Through HealthCare USA, the Company obtained a presence in the Florida Medicaid market and entered the St. Louis and central Missouri Medicaid markets during 1995, and continued to grow enrollment throughout 1996. At December 31, 1996, approximately 120,000 Coventry members were enrolled in a Medicaid risk product.

    The Company began marketing its Medicare risk product in the St. Louis, Missouri market in late 1995, and began marketing that product in the western and central Pennsylvania markets in 1996. At December 31, 1996, the Company had approximately 27,000 Medicare members, including both risk and cost based members.

    The Company's managed care premium revenues during the three year period ended December 31, 1996 were comprised primarily of commercial premiums from its HMO products and flexible provider products, including PPO and POS products for which the Company assumes full underwriting risk. Fully insured PPO/POS premiums are typically lower than HMO premiums due to the medical underwriting and the deductibles and copayments required from the PPO/POS members. Additional revenue is earned for other medical services provided on a fee-for-service basis in Company-operated medical offices.

    Premium rates for commercial HMO products are reviewed by various state agencies based on rate filings. While the Company has not had such filings modified, no assurance can be given that approvals for rate submissions will continue. Premium rates for the Medicaid and Medicare risk products are established by governmental regulatory agencies and may be reduced by regulatory action. No assurance can be given that premium rates will not decrease in the future.

    The Company's management services revenues result from operations in which the Company's health plans provide administrative and other services to self-insured employers. The Company receives an administrative fee for these services, but does not assume underwriting risk. A portion of these revenues, however, are dependent upon the Company meeting specific performance criteria.

    The Company's operating expenses are primarily medical costs including medical claims under contracted relationships with a wide variety of providers, capitation payments and expenses relating to the operation of the Company's health centers. Medical claims expense also includes an estimate of claims incurred but not reported ("IBNR"). The Company believes that the estimates for IBNR liabilities relating to its businesses are adequate in order to satisfy its ultimate claims liability with respect thereto. The estimated IBNR is based on historical data, current enrollment, health service utilization statistics and other related information, determined on an actuarial basis. Changes in assumptions for medical costs caused by changes in actual experience could cause these estimates to change in the near term. The Company periodically monitors and reviews IBNR, and as settlements are made or accruals adjusted, differences are reflected in current operations.

    Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards Number 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and Statement of Financial Accounting Standards Number 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." The adoption of provisions of SFAS 121 and SFAS 123 had no material effect on the financial position or results of operations of the Company.

    The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes.


Results of Operations

    The following table (in thousands, except percentages and membership data) is provided to facilitate a more meaningful discussion regarding the results of the Company's operations for the three years ended December 31, 1996.

                                                1996                                  1995                            1994
                                     -------------------------------      --------------------------------     -------------------
                                                 Percent                             Percent                              Percent
                                                   of       Percent                    of         Percent                   of
                                                Operating   Increase                Operating     Increase               Operating
                                       Amount    Revenues  (Decrease)      Amount   Revenues     (Decrease)      Amount   Revenues
----------------------------------------------------------------------------------------------------------------------------------
Operating revenues:
    Managed care premiums            $1,035,778  98.00 %      22.7%       $844,032   99.0 %        9.6 %        $769,935   99.1 %
    Management services                  21,351   2.00 %     155.5%          8,358    1.0 %       24.6 %           6,708    0.9 %
----------------------------------------------------------------------------------------------------------------------------------
      Total operating revenues        1,057,129 100.00 %      24.0%        852,390  100.0 %        9.8 %         776,643  100.0 %
----------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
    Health benefits (1)                 930,739  88.00 %      30.5%        713,226   83.6 %       16.1 %         614,144   79.1 %
    Selling, general and administrative 165,081  15.60 %      33.6%        123,523   14.5 %       30.5 %          94,684   12.2 %
    Depreciation and amortization        42,862   4.10 %     192.3%         14,666    1.7 %       55.4 %           9,437    1.2 %
    Other charges                         9,793   0.90 %        --
    Merger costs                                                             2,250    0.3 %      (32.9)%           3,355    0.4 %
----------------------------------------------------------------------------------------------------------------------------------
Operating earnings (loss)               (91,346) (8.60)%        NM          (1,275)  (0.1)%     (102.3)%          55,023    7.1 %
Other income, net                        13,379   1.20 %      73.6%          7,705    0.9 %       54.0 %           5,003    0.6 %
Interest expense                         (6,257) (0.60)%      28.2%         (4,881)  (0.6)%       78.7 %          (2,731)  (0.4)%
----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before
    income taxes and
    minority interest                   (84,224) (8.00)%        NM           1,549    0.2 %      (97.3)%          57,295    7.4 %
----------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                  $  (61,287)                         $      18                             $  29,288
==================================================================================================================================

Membership at December 31:
    Commercial                          592,001                            510,815                               468,743
    Medicare (2)                         27,507                             18,890                                19,068
    Medicaid                            121,599                             73,550                                26,143
    Management services                 152,969                             92,232                                67,003
----------------------------------------------------------------------------------------------------------------------------------
                                        894,076                            695,487                               580,957
==================================================================================================================================

(1) The medical loss ratio (health benefits as a percentage of managed care premiums) was 89.9%, 84.5% and 79.8% in 1996, 1995 and 1994, respectively.

(2) Includes both full risk and cost-based members.

Comparison of 1996 to 1995

    Managed care premiums increased $191.7 million, or 22.7%, to $1,036 million for the year ended 1996 compared to 1995. The increase was primarily attributable to the 137,852 member, or 22.9%, increase in risk membership from the prior year. Of this enrollment growth, 48,049 members, or 35%, were related to the Medicaid product and 81,186 members or 59%, were commercial members. The effect on revenues of the increased membership was partially offset by changes in commercial membership mix, with an increased percentage of that membership composed of the lower premium PPO and POS products compared to the HMO products, and a 4.3% decline in average HMO premium yield. Membership as of December 31, 1996 and 1995 was as follows:

                                         Commercial              Medicare
                                      HMO        PPO/POS      Cost       Risk        Medicaid        Non-Risk     Total
                1996                -------------------------------------------------------------------------------------
         Western PA                 149,530       92,052      1,957       4,994         2,298         45,565      296,396
         Central PA                 115,780       44,704        466         365        11,836         71,900      245,051
         St. Louis                   92,895       39,579      4,794      14,931        76,829         24,574      253,602
         Richmond                    57,047          104                                2,904         10,930       70,985
         Jacksonville                   310                                            27,732                      28,042
                                    -------------------------------------------------------------------------------------
           Total                    415,562      176,439      7,217      20,290       121,599        152,969      894,076
                                    =====================================================================================

                1995

         Western PA                 144,498       71,896      4,782                                   30,977      252,153
         Central PA                 102,772       17,154        443                                   38,391      158,760
         St. Louis                   87,973       28,726     13,234         431        47,388         11,895      189,647
         Richmond                    55,267        2,529                                              10,969       68,765
         Jacksonville                                                                  26,162                      26,162
                                    -------------------------------------------------------------------------------------
           Total                    390,510      120,305     18,459         431        73,550         92,232      695,487
                                    =====================================================================================


    The Company experienced competitive pressures in its commercial products, which negatively affected the average premium the Company received and the mix of commercial products sold during 1996. The Company anticipates continued enrollment gains in 1997, although at a slower rate than seen in 1996. Enrollment gains are expected to be lower than gains realized in prior years as the Company focuses on profitability of current products and lines of business, including efforts to increase the average premium yield. No assurances can be given that increased yields are attainable. The Company anticipates losing certain customers due to more stringent underwriting practices.

    Gains in Medicaid and Medicare enrollments increased the Company's exposure to government regulation of premium levels and other requirements. The impact of legislative or regulatory changes in the Medicaid and Medicare programs could adversely affect enrollment, premiums and profitability of these products.

    Management services revenues increased approximately $13.0 million, or 155.5% from the prior year. The increase is attributable to the approximately 60,737 member increase in this product.

    Health benefits expense increased $217.5 million, or 30.5%, in 1996 compared to 1995 as a result of the increase in full-risk enrollment and increases in medical costs. As a result of the declining premium yields discussed above and increases in medical costs, including the effects of a decline in the proportion of risk membership utilizing staff medical facilities in Pittsburgh, Pennsylvania and St. Louis, Missouri, the medical loss ratios increased in all of the Company's markets as follows:

                                                 1996                               1995
                                                 -----                              -----
 Western Pennsylvania                            88.9%                              87.3%
 Central Pennsylvania                            89.2%                              80.0%
 St. Louis                                       89.7%                              86.2%
 Richmond                                        87.6%                              82.5%
 Jacksonville                                    86.7%                              80.0%

   Total                                         89.9%                              84.5%

    Health benefits expense increased on a per member per month basis from 1995 in all markets. The increases in medical costs are attributable to increases in the costs of inpatient services related to its Medicaid operations, inpatient alternatives (such as outpatient surgery) and pharmacy.
Additionally, membership in the Company's western Pennsylvania medical office operations, which declined during 1995 primarily as a result of the loss of two significant accounts did not recover in 1996, continuing the excess capacity problem for the medical office operations.

    In March 1997, the Company entered into agreements to sell the Company's medical offices in western Pennsylvania and St. Louis, Missouri to major provider organizations in these markets. The agreements are subject to the satisfaction of various conditions, including regulatory approval. Coincident with the sale of the medical offices, the Company will enter into long-term global capitation arrangements with the purchasers of the medical offices, pursuant to which the provider organizations will receive a fixed percentage of premium to cover all of the costs of medical treatment the Company's globally capitated members receive from the health care systems. The Company anticipates these arrangements will reduce its medical costs as a percentage of premiums in western Pennsylvania and St. Louis, Missouri.

    The Company has determined that its Florida Medicaid operations are unlikely to be sufficiently profitable on a long-term basis to justify a continued presence in the Florida market and, as a result, the Company is considering exiting the Florida Medicaid market. Accordingly, the Company has established a reserve of $1.2 million at December 31, 1996 to reflect the anticipated costs of exiting this market.

    In the fourth quarter of 1996, the Company increased medical reserves by $25.6 million, attributable to the Company's quarterly process for adjusting for settlements of prior quarters. Medical claim liability accruals are periodically monitored and reviewed with differences reflected in current operations. Medical costs are affected by a variety of factors, including the severity and frequency of claims, that are difficult to predict and may not be entirely within the Company's control.

    Selling, general, and administrative expense ("SGA") increased $41.6 million, or 33.6%, from 1995. As a percentage of total operating revenues, SGA increased from 14.5% in 1995 to 15.6% in 1996 due to increases in costs, declines in commercial premiums and the items discussed below. The Company decided to cease start-up development activities in certain markets in 1996.
As a result of narrowing the focus of new market development, certain capitalized costs totaling $4.3 million were charged to SGA in 1996. During 1996, the Company also recorded approximately $8.1 million of charges related to personnel terminations and related severance. These charges resulted from administrative and medical office staff reductions due to excess capacity and the outsourcing of certain ancillary services capabilities. Additionally, provisions for uncollectible accounts and other charges related to SGA of approximately $9.0 million were recorded in 1996.

    Depreciation and amortization increased $28.2 million, or 192.3%, from 1995. This increase was due primarily to the write-off of goodwill related to the recently acquired PARTNERS Health Plan of Pennsylvania, Inc. of $20.1 million, write-downs of fixed assets of approximately $4.3 million and incremental depreciation expense recognized on additions to property and equipment.

    Other charges consisting of provisions for multi-year contracts of $9.8 million were recorded in 1996 to recognize anticipated losses on certain multi-employer group contracts, primarily in the St. Louis market. The Company expects to utilize these reserves over the remaining lives of the contracts and then either discontinue these contracts or significantly change the terms and conditions of the contracts with these parties. The contracts expire at varying dates through 1999 and cover approximately 30,000 members.

    Operating earnings for the year 1996 decreased $90.1 million from 1995 operating earnings. The decrease is primarily attributable to the decline in commercial yield, the increases in medical claims expense, the increase in IBNR reserves, the asset write-downs and other charges noted above.

    Other income, net increased $5.7 million, or 73.6%, from 1995. This increase was primarily due to a $4.9 million gain on the sale of Champion Dental Services, Inc. recorded in the fourth quarter of 1996.

    Interest expense increased $1.4 million in 1996 over the prior year primarily due to a higher average outstanding debt balance for the year and an increased interest rate on long-term debt. The majority of the approximately $35 million purchase price of PARTNERS Health Plan of Pennsylvania, Inc. was funded through borrowings on the Company's long-term credit agreement.

    Provision for income taxes reflects a consolidated effective income tax benefit rate of 27.1% for 1996 compared to a provision of 98.7% for 1995. The increase in nondeductible goodwill amortization is the primary cause of the low effective income tax benefit rate in 1996.

    Loss for the year 1996 was $61.3 million. Loss per common and common equivalent share was $1.86 in 1996 compared to $0.00 in the prior year. The weighted average common and common equivalent shares outstanding increased to
33.0 million in 1996 compared to 32.2 million in 1995.


Comparison of 1995 to 1994

    Managed care premiums increased $74.1 million, or 9.6%, to $844.0 million for the year ended 1995 compared to 1994. The increase was primarily attributable to the 89,301 members, or 17.4%, increase in risk membership from the prior year. Of this enrollment growth, 47,047 members, or 53%, related to the Medicaid product. The effect of the increased membership on revenues was partially offset by changes in membership mix, with membership shifting from HMO products to the PPO and POS products which have lower per member premiums.

    During 1995, the Company introduced its Medicare risk product and expanded the Medicaid product. The Company had limited experience with the Medicaid and Medicare products, and as a result, with their underwriting, pricing, and utilization patterns. Gains in Medicaid and Medicare enrollments increased the Company's exposure to government regulation of premium levels and other requirements. Premium rates paid to the Company's Medicaid operations in Florida declined in the third quarter of 1995.

    Furthermore, in 1995 the Company experienced competitive pressures in its commercial products, which negatively affected the average premium that the Company has historically received from new and existing members, the membership growth opportunities and the mix of products sold. The average commercial premium received by the Company declined in 1995 by 1.6%.

    Management services revenues increased $1.7 million, or 24.6% from the prior year. The increase is attributable to the approximately 25,200 members, or 37.7%, increase in this product line. Approximately 10,600 of these new non-risk members resulted from the acquisition of a Virginia third party administrator in May 1995.

    Health benefits expense increased $99.1 million, or 16.1%, in 1995 compared to 1994 as a result of the increase in full-risk enrollment and increases in medical costs. The medical loss ratios increased in all of the Company's markets as follows:

                                                  1995                              1994
                                                 -----                              -----
 Western Pennsylvania                            87.3%                              77.7%
 Central Pennsylvania                            80.0%                              78.4%
 St. Louis                                       86.2%                              85.3%
 Richmond                                        82.5%                              80.6%
 Jacksonville                                    80.0%                              70.1%

   Total                                         84.5%                              79.8%

    In the western Pennsylvania market, health benefits expense increased 15.5% on a per member per month basis from 1994. The increase in medical costs in the western Pennsylvania market was attributable to higher utilization of inpatient alternatives and consultant services, and in general, each of the markets experienced increases in the costs of inpatient services, inpatient alternatives and consultant services relative to premium increases. Additionally, membership in the western Pennsylvania's medical office operations declined during 1995 primarily as a result of the loss of two significant accounts. Because the operating costs of the medical offices were not reduced, the loss of membership created excess capacity. The premium rate reduction in the third quarter of 1995 in HealthCare USA's Jacksonville Medicaid operations also contributed to the increase in the medical loss ratio.

    In the fourth quarter, the Company increased medical reserves, primarily for the western Pennsylvania market, in the course of the Company's quarterly process for adjusting for settlements of prior quarters. The total increase to medical reserves was approximately $13 million.

    Selling, general, and administrative expense increased $28.8 million, or 30.5%, from 1994. As a percentage of total operating revenues, SGA increased from 12.2% in 1994 to 14.5% in 1995. During 1995, the Company recorded approximately $3.0 million of charges related to personnel terminations and related severance. In the fourth quarter of 1995, the Company decided to narrow the focus of start-up development activities in 1996, while concentrating development and growth efforts in existing and contiguous markets and, as a result, certain capitalized costs were written off at year-end. Additionally, reserves for litigation and other contingencies were established. These year-end charges, totaling $7.3 million, were charged to SGA in 1995.

    The increase in SGA represents primarily product introduction costs, including additional personnel and systems support for government products introduced in 1995. These costs also include other selling, general and administrative costs associated with the geographic expansion of the western Pennsylvania market to West Virginia and eastern Ohio and additional administrative services capabilities.

    Depreciation and amortization increased $5.2 million, or 55.4%, from 1994. This increase was due primarily to the amortization of the goodwill resulting from the purchase of the remaining 20% Penn Group Corporation minority interest and increased depreciation expense corresponding to additions in net property and equipment from 1994.

    Merger costs of $2.3 million include all costs associated with the HealthCare USA merger which was accounted for as a pooling of interests. The 1994 costs were associated with the acquisition of Southern Health Management Corporation in Richmond, Virginia.

    Operating earnings for the year 1995 decreased $56.3 million from 1994 operating earnings. The decrease is primarily attributable to the increase in medical claims expense, SGA, and depreciation and amortization described above.

    Other income, net, consists primarily of investment income and increased $2.7 million, or 54%, from 1994. This increase was primarily due to the increase in cash and investments during the year.

    Interest expense increased $2.2 million in 1995 over the prior year due to a higher average outstanding debt balance for the year. Effective October 31, 1994, the Company purchased the remaining 20% minority interest in Penn Group Corporation for $50 million. The majority of the purchase price was funded through borrowings on the credit facility.

    Provision for income taxes reflects a consolidated effective income tax rate of 98.7% for 1995 compared to 42.6% for 1994. The increase was primarily due to merger costs of $2.3 million, which are not deductible for tax purposes. The ratio of these costs to pretax earnings was significantly higher in 1995 than in 1994.

    Minority interest in earnings of consolidated subsidiary, net of income taxes decreased $3.6 million in 1995 compared to 1994. The 1994 income reflects ten months of the 20% minority interest in the Company's Pennsylvania HMO which was held by a third party until its purchase in the fourth quarter of 1994. The 1995 minority interest amount reflects a minority shareholder's 30% interest in Healthcare USA, LLC, the St. Louis-based Medicaid HMO.

    Net earnings decreased $29.3 million, or 99.9%, for the year 1995 compared to 1994. Earnings per common and common equivalent share was $0.00 compared to $0.93 in the prior year. The weighted average common and common equivalent shares outstanding increased to 32.2 million in 1995 compared to 31.4 million in 1994.


Discontinued Operations

    Effective January 1, 1995, the Company entered into an agreement with United Insurance Companies, Inc. ("United"), whereby United assumption reinsured a closed book of business comprised of traditional indemnity insurance policies that were offered by the Company's insurance subsidiary prior to 1993. United has managed these discontinued operations since December 1992. Under the terms of the agreement, United assumed substantially all of the closed book of business claims, unearned premium reserves, and all other statutory liabilities, except for certain litigation reserves that are retained by the Company.


Litigation and Insurance

    The Company may be subject to certain types of litigation, including medical malpractice claims; claim disputes pertaining to contracts and other arrangements with providers, employer groups and their employees and individual members; and disputes relating to HMO denials of coverage for certain types of medical procedures or treatments. In addition, the Company has contingent litigation risk in connection with certain discontinued operations. Such litigation may result in losses to the Company. The Company maintains insurance coverage in amounts the Company believes to be adequate including professional liability (medical malpractice) and general liability insurance. Contracting physicians are required to maintain professional liability insurance. In addition, the Company carries "stop-loss" reinsurance to reimburse it for costs resulting from catastrophic injuries or illnesses to its members. Nonetheless, no assurance can be given as to the future availability or cost of such insurance and reinsurance or that litigation losses will not exceed the limits of the insurance coverage and reserve. In the opinion of management and based on the facts currently known, the outcome of these actions will not have a material adverse effect on the financial position or results of the operations of the Company.


New Accounting Standards

    The Financial Accounting Standards Board has approved statements of financial accounting standards effective for fiscal period ending after December 15, 1997, which establishes standards for computing and presenting earnings per share and also establishes standards with respect to disclosure of information about an entity's capital structure. The Company is required to adopt the provisions in the fourth quarter of 1997 and does not expect the adoption thereof to have a material effect on the Company's financial position or results of operations.

Inflation

    Health care cost inflation has exceeded the general inflation rate and the Company has implemented cost control measures and risk sharing arrangements which seek to reduce the effect of health care cost inflation. During 1995 and 1996, the Company experienced downward pressure in premium rates, and as a result has implemented further cost control measures to reduce both medical and administrative expenses. An inability to successfully reduce expenses as a percentage of premium adversely impacted the Company's results of operations in 1996.


Income Taxes

    In its income tax returns, the Company is amortizing approximately $21 million of its intangible assets over periods ranging from three to eight years. In the consolidated financial statements in the caption "Goodwill and Intangible Assets" is an aggregate of $116.4 million of goodwill at December 31, 1996 which, for financial reporting purposes, is being amortized over periods not exceeding 40 years. The different book and tax treatment arises because the Company believes the methodologies and assumptions utilized in the tax basis appraisal of these amounts are not appropriate for financial reporting purposes. The Omnibus Reconciliation Act of 1993 ("OBRA") enacted legislation, effective January 1, 1993, whereby all intangibles, including goodwill, acquired in certain transactions can be amortized for income tax purposes over 15 years. Although the provisions of the OBRA cannot be applied to the $21 million of tax intangibles, the Company believes that the legislation is indicative of the government's desire to minimize the costs of intangibles controversies. The Company believes it will eventually sustain a tax deduction for a substantial portion of the $21 million, but such a deduction is likely to be determined on the basis of a compromise with the government.

    Pending a final determination of its tax position, the Company's income tax provision has been adjusted to reflect no tax benefit in its financial statements for the deduction of these amounts.


Quarterly Results of Operations

    The quarterly consolidated results of operations of the Company are summarized in Note T to Consolidated Financial Statements.


Liquidity and Capital Resources

    The Company's total cash and investments, excluding restricted investments, increased $25.6 million to $173.4 million as of December 31, 1996 compared to $147.8 million at December 31, 1995. This increase is primarily attributable to $37.3 million of cash provided by operating activities and $42.7 million of cash from other activities including bank borrowings and net proceeds from the issuance of common stock. The cash provided was offset by $54.4 million used for capital expenditures, debt repayment and acquisitions. The Company invests cash not needed to fund current liabilities primarily in liquid portfolios of fixed income securities issued by the federal government and various states and municipalities. Current assets plus these investments exceeded current liabilities in 1996 by $19.7 million, compared to $49.1 million in 1995.

    The Company's HMOs and insurance subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the Company may receive from its HMOs and insurance subsidiaries. After giving effect to these statutory reserve requirements, the Company's regulated subsidiaries had funds in excess of statutory requirements of approximately $41.6 million and $43.0 million at December 31, 1996 and 1995, respectively. Excluding funds subject to regulation, the Company had cash and investments of approximately $16.5 million and $40.0 million in 1996 and 1995, respectively, which are available to pay intercompany balances to regulated companies and for general corporate purposes.

    In March 1997, the Company entered into a letter of intent to sell $40 million of Convertible Exchangeable Subordinated Notes (the "Convertible Notes"), together with warrants to purchase 2.35 million shares of its common stock to Warburg, Pincus Ventures, L.P. ("Warburg") for $42.35 million subject to the negotiation of definitive documentation, the approval of state insurance regulators in certain states and the approval of the lending banks under the Company's credit facility. Proceeds from the sale are expected to be used to repay outstanding indebtedness and provide working capital. The Convertible Notes are expected to be convertible into 4 million shares of the Company's common stock and will be exchangeable at the Company's option for shares of convertible preferred stock, the authorization of which will require the approval of the Company's shareholders at the 1997 shareholders' meeting.

    Prior to June 30, 1996, the Company's long-term credit agreement (the "Credit Facility") with a group of banks provided for borrowings up to $125 million. The Credit Facility called for scheduled semi-annual commitment reductions of $20.83 million beginning February 18, 1997 with final reduction of $20.85 million on August 18, 1999. As a result of losses in the second quarter of 1996, the Company was not in compliance with certain financial covenants in the Credit Facility as of June 30, 1996. Effective September 30, 1996 the Company reached an agreement ("Amended Credit Facility") with the bank group amending the Credit Facility. Prior to the amendment, the Company voluntarily reduced the availability under the Credit Facility to $100 million, of which $90 million was outstanding at December 31, 1996. The Amended Credit Facility, which revised certain financial ratios the Company was required to maintain, increased the interest rate on the indebtedness by 0.8% and revised the required reductions in availability. At December 31, 1996, the effective interest rate on the indebtedness under the Amended Credit Facility was 7.56%.

    As a result of continuing losses in the fourth quarter of 1996, the Company was not in compliance with certain revised financial covenants in the Amended Credit Facility and therefore was in default under the terms of the Amended Credit Facility as of December 31, 1996. As a result, no further borrowings under the Amended Credit Facility were available. Subsequent to December 31, 1996, the Company entered into an amended and restated agreement ("Restated Credit Facility") with the bank group effective March 28, 1997 that, along with other changes, converts the amount outstanding under the Restated Credit Facility to a term loan, revises certain financial ratios the Company is required to maintain, effectively increases the interest rate of the indebtedness by 2.7% (to the greater of prime plus 2% or the federal funds rate plus 2.5%) and revises the amortization period of the loan. The Restated Credit Facility requires payments of $10 million on June 30, 1997, $7 million on September 30, 1997, $18 million on December 31, 1997 and $55 million on April 1, 1998. The Restated Credit Facility eliminated the defaults that existed under the Amended Credit Facility at December 31, 1996.

    The amendment also requires the Company to apply 50% of the net cash proceeds from the proposed Warburg, Pincus Ventures, L.P. transaction to the loan balance, with the payment being applied to reduce 1997 and 1998 amortization payments. The Restated Credit Facility also requires the Company to prepay loans upon receipt of an anticipated $9.5 million tax refund resulting from the carryback of operating losses to prior years, with the prepayment being applied to reduce the December 1997 amortization payment.

    The Restated Credit Facility requires the Company to apply 50% of the net cash proceeds of sales of the Company's capital stock to reduce the scheduled amortization in the inverse order of maturity, prohibits the sale of any substantial subsidiary and restricts the Company's ability to declare and pay cash dividends on its common stock. Prior to the closing of the proposed Warburg transaction, a material adverse change in the Company's financial condition or results of operations will constitute an event of default under the Restated Credit Facility.

    The Restated Credit Facility contains covenants relating to investments in non-admitted assets, operating margin, net worth levels and the creation or assumption of debt or liens on the assets of the Company. The Restated Credit Facility is collateralized by substantially all of the assets of the Company.

    On March 31, 1997, the effective interest rate on the indebtedness under the Restated Credit Facility was 10.5%.

    As of December 31, 1996, approximately 96% of the Company's long-term debt was subject to fluctuations in interest rates.

    During 1996, the Company's capital expenditures were $12.7 million and included the costs of constructing a new health center in St. Louis, Missouri and expanding and renovating other medical centers and administrative offices. Other capital expenditures included the cost of acquiring and implementing new operational software systems designed to enhance the Company's medical management and information reporting capabilities.

    Projected capital investments in 1997 of approximately $13 million consist primarily of computer hardware, software and related equipment costs associated with the development and implementation of improved operational and communications systems and office equipment.

    The Company believes that cash flows generated from operations, cash on hand and investments, excess funds in certain of its regulated subsidiaries, cash flows from the sale of certain medical offices and financing alternatives will be sufficient to fund continuing operations and debt service obligations. If the proposed Convertible Notes transaction is not consummated, the Company will be required to seek alternate financings in order to meet scheduled debt service obligations. The Company's investment guidelines emphasize investment grade fixed income instruments in order to provide short-term liquidity and minimize the risk to principal.


Health Care Reform

    Numerous proposals have been introduced in the United States Congress and various state legislatures relating to health care reform. Some proposals, if enacted, could among other things, restrict the Company's ability to raise prices and to contract independently with employers and providers. Certain reform proposals favor the growth of managed health care, while others would adversely affect managed care. Although the provisions of any legislation adopted at the state or federal level cannot be accurately predicted at this time, management of the Company believes that the ultimate outcome of currently proposed legislation would not have a material adverse effect on the Company and its results of operations in the short run.

    As a result of the introduction of Medicare and Medicaid risk products in 1995, the Company is subject to regulatory and legislative changes in those two government programs.


1997 Outlook

    The Company's enrollment in January 1997 increased to approximately 902,000 members, an increase of 15.5% over January 1996. Of the January 1997 enrollment, approximately 763,000 are members under the full-risk products and approximately 139,000 members represent lives under management services plans.

    The Company operates in highly competitive markets, but believes that the pricing environment is improving in its existing markets, thus creating the opportunity for reasonable price increases in the Company's market areas. However, there is no assurance that the Company will be able to increase premiums at rates equal to or in excess of increases in its health care costs.

    For 1997, the Company has strengthened its underwriting processes and oversight in both risk and non-risk products with the objective of increasing premium yields and profitable growth. The Company will continue to pursue global capitation arrangements as part of its delivery system with the objectives of involving providers in medical cost management and stabilizing operating margins. The completion of the medical office sales in St. Louis, Missouri and Pittsburgh, Pennsylvania will improve liquidity and eliminate the financial losses associated with excess capacity in the Company's delivery system. Administrative processes in claims, information systems and customer services are being re-engineered with emphasis on low costs and high quality. The Company will focus on its existing markets for growth in commercial, Medicare risk and Medicaid membership by leveraging the value of its franchises and the volume of its membership base. The Company believes that these objectives should result in progressive improvements in operations during 1997, although realization of the benefit of these strategies is dependent upon a variety of factors, some of which may be outside the control of the Company.

Item 8:       Financial Statements and Supplementary Data

Report of Independent Public Accountants

To the Board of Directors and Stockholders of Coventry Corporation:

         We have audited the accompanying consolidated balance sheets of Coventry Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coventry Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.





Nashville, Tennessee
February 21, 1997 (except for
Notes G and S, as to which
the date is March 31, 1997)

Consolidated Balance Sheets
(in thousands, except share data)

                                                                                       December 31,
------------------------------------------------------------------------------------------------------------
                                                                                  1996             1995
------------------------------------------------------------------------------------------------------------
Assets

Cash and cash equivalents                                                    $      90,619     $     67,435
Short-term investments                                                               7,388           18,408
Accounts receivable, net of allowance for doubtful                                  37,921           32,118
  accounts of $8,000 and $2,700, respectively
Other receivables                                                                   22,661           10,909
Assets held for sale                                                                23,856                -
Deferred income taxes                                                               20,449            8,415
Prepaid expenses and other current assets                                            5,397            6,151
-----------------------------------------------------------------------------------------------------------
   Total current assets                                                            208,291          143,436

Long-term investments                                                               75,389           61,934
Property and equipment, net                                                         24,979           51,253
Goodwill and intangible assets, net                                                118,346          111,879
Other assets                                                                        21,940           17,173
-----------------------------------------------------------------------------------------------------------
   Total assets                                                              $     448,945     $    385,675
===========================================================================================================

Liabilities and Stockholders' Equity

Medical claims liabilities                                                   $     146,082     $     92,160
Accounts payable                                                                    11,919            9,164
Accrued payroll and benefits                                                        13,008           11,066
Other accrued liabilities                                                           59,636           27,686
Deferred revenue                                                                    14,888           13,880
Current portion of long-term debt                                                   36,468            2,307
-----------------------------------------------------------------------------------------------------------
   Total current liabilities                                                       282,001          156,263

Long-term debt                                                                      57,291           65,600
Other long-term liabilities                                                          9,226            7,994
Minority interest                                                                        -            1,967
Stockholders' equity:
         Common Stock, $.01 par value; 50,000,000 shares
         authorized; issued and outstanding, 33,001,296
         and 32,276,575 shares, respectively                                           330              323
         Additional paid-in capital                                                136,142          128,119
         Net unrealized investment gain                                                395              562
         Retained earnings (accumulated deficit)                                   (36,440)          24,847
-----------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                100,427          153,851
-----------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                          $     448,945     $    385,675
===========================================================================================================



See notes to consolidated financial statements.

Consolidated Statements of Operations
(in thousands, except per share data)

                                                                                           Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------
                                                                                    1996            1995             1994
-----------------------------------------------------------------------------------------------------------------------------
  Operating revenues:
     Managed care premiums                                                   $     1,035,778    $    844,032   $      769,935
     Management services                                                              21,351           8,358            6,708
-----------------------------------------------------------------------------------------------------------------------------
        Total operating revenues                                                   1,057,129         852,390          776,643
-----------------------------------------------------------------------------------------------------------------------------

  Operating expenses:
     Health benefits                                                                 930,739         713,226          614,144
     Selling, general and administrative                                             165,081         123,523           94,684
     Depreciation and amortization                                                    42,862          14,666            9,437
     Other charges                                                                     9,793               -                -
     Merger costs                                                                          -           2,250            3,355
-----------------------------------------------------------------------------------------------------------------------------
        Total operating expenses                                                   1,148,475         853,665          721,620
-----------------------------------------------------------------------------------------------------------------------------

  Operating earnings (loss)                                                          (91,346)         (1,275)          55,023

  Other income, net                                                                   13,379           7,705            5,003
  Interest expense                                                                    (6,257)         (4,881)          (2,731)
-----------------------------------------------------------------------------------------------------------------------------
  Earnings (loss) before income taxes and minority interest                          (84,224)          1,549           57,295


  Provision for (benefit from) income taxes                                          (22,860)          1,530           24,426
  Minority interest in earnings (loss) of
    consolidated subsidiary, net of income tax                                           (77)              1            3,581
-----------------------------------------------------------------------------------------------------------------------------
  Net earnings (loss)                                                        $       (61,287)   $         18    $      29,288
=============================================================================================================================

  Net earnings (loss) per common and common equivalent share                 $         (1.86)   $       0.00    $        0.93
=============================================================================================================================
  Weighted average common and common equivalent
    shares outstanding                                                                33,011          32,164           31,425
-----------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity
Years Ended December 31, 1996, 1995 and 1994 (in thousands)

                                                                                              Retained
                                                         Additional     Net Unrealized         Earnings            Total
                                             Common       Paid-In         Investment         (Accumulated       Stockholders'
                                             Stock        Capital        Gain  (Loss)          Deficit)            Equity
                                            ---------------------------------------------------------------------------------
  Balance, January 1, 1994                   $  293       $101,072         $         -        $ (4,459)        $    96,906

  Issuance of common stock,
   including exercise of options                 19          7,062                                                   7,081
  Tax benefit of stock options
    exercised                                                1,653                                                   1,653
  Unrealized investment loss,
   net of income tax                                                              (804)                               (804)
  Net earnings                                                                                  29,288              29,288
--------------------------------------------------------------------------------------------------------------------------
  Balance, December 31, 1994                    312        109,787                (804)         24,829             134,124

  Issuance of common stock,
   including exercise of options
   and warrants                                  11         16,906                                                  16,917
  Tax benefit of stock options
   exercised                                                 1,426                                                   1,426
  Unrealized investment gain,
   net of income tax                                                             1,366                               1,366
  Net earnings                                                                                      18                  18
--------------------------------------------------------------------------------------------------------------------------
  Balance, December 31, 1995                    323        128,119                 562          24,847             153,851

  Issuance of common stock,
   including exercise of options
   and warrants                                   7          5,739                                                   5,746
  Tax benefit of stock options
   exercised                                                 2,284                                                   2,284
  Unrealized investment loss,
   net of income tax                                                              (167)                               (167)
  Net loss                                                                                     (61,287)            (61,287)
--------------------------------------------------------------------------------------------------------------------------
  Balance, December 31, 1996                 $  330       $136,142         $       395        $(36,440)        $   100,427
==========================================================================================================================


See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(in thousands)

                                                                                      Year ended December 31,
--------------------------------------------------------------------------------------------------------------------
                                                                               1996            1995          1994
--------------------------------------------------------------------------------------------------------------------
 Cash flows from operating activities of continuing operations:
     Net earnings (loss)                                                  $   (61,287)    $         18    $   29,288
     Adjustments to reconcile net income (loss) to cash
     provided by operating activities:
              Depreciation and amortization                                    42,862           14,666         9,437
              Benefit from deferred income taxes                              (15,989)          (2,029)         (657)
              Increase in receivable due to sale of subsidiary                 (5,500)               -             -
              Minority interest                                                   (19)               1         3,581
              Other                                                               103              (26)          386
     Changes in assets and liabilities of continuing
     operations, net of effects of the purchase of
     subsidiaries:
              Accounts receivable                                              (5,285)          (7,099)       (2,091)
              Other receivables                                                (6,749)          (4,913)       (1,969)
              Prepaid expenses and other current assets                           758             (582)        2,959
              Other assets                                                     (5,652)          (6,458)       (1,563)
              Medical claims liabilities                                       49,350           21,736         4,849
              Accounts payable                                                  2,742            4,374         1,331
              Other accrued liabilities                                        32,781            9,205         9,112
              Income taxes payable                                              6,315          (15,173)          686
              Deferred revenue                                                    549           (3,756)          (36)
              Other long-term liabilities                                       1,251            3,882         1,084

--------------------------------------------------------------------------------------------------------------------
 Net cash provided by operating activities of continuing operations            36,230           13,846        56,397
 Net cash used in operating activities of discontinued operations                   -                -          (542)
--------------------------------------------------------------------------------------------------------------------
 Net cash provided by operating activities                                     36,230           13,846        55,855
--------------------------------------------------------------------------------------------------------------------
 Cash flows from investing activities of continuing operations:
     Capital expenditures, net                                                (12,688)         (16,319)      (22,466)
     Sales of investments                                                      75,511           53,224        41,109
     Purchases of investments & other                                         (80,049)         (64,193)      (55,841)
     Payments for purchases of subsidiaries, net of cash acquired             (27,256)          (2,524)      (54,279)
--------------------------------------------------------------------------------------------------------------------
 Net cash used in investing activities of continuing operations               (44,482)         (29,812)      (91,477)
 Net cash provided by investing activities of discontinued operations               -                -         8,809
--------------------------------------------------------------------------------------------------------------------
 Net cash used in investing activities                                        (44,482)         (29,812)      (82,668)
--------------------------------------------------------------------------------------------------------------------
 Cash flows from financing activities:
     Borrowings of long-term debt                                              40,164           13,116        50,731
     Payments on long-term debt                                               (14,474)         (14,740)      (24,266)
     Net proceeds from issuance of stock                                        5,746           16,917         5,831
--------------------------------------------------------------------------------------------------------------------
 Net cash provided by financing activities                                     31,436           15,293        32,296
--------------------------------------------------------------------------------------------------------------------
 Net increase (decrease) in cash and cash equivalents                          23,184             (673)        5,483
 Cash and cash equivalents at beginning of period                              67,435           68,108        62,625
--------------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents at end of period                               $    90,619     $     67,435    $   68,108
====================================================================================================================
====================================================================================================================


See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Years Ended December 31, 1996, 1995 and 1994


A.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Coventry Corporation ("the Company") is a managed health care company that provides comprehensive health benefits and services to employer groups and government-funded groups in Pennsylvania, Ohio, West Virginia, Missouri, Illinois, Virginia and Florida.

         The Company began operations in 1987 with the acquisition of the American Service Companies ("ASC") entities. In 1988, the Company acquired HealthAmerica Pennsylvania, Inc. ("HAPA"), a Pennsylvania HMO. In 1990, the Company acquired Group Health Plan, Inc. ("GHP"), a St. Louis, Missouri HMO.

         Southern Health Services, Inc. ("SHS"), a Richmond, Virginia, HMO was acquired by the Company in 1994. In 1995, the Company acquired HealthCare USA ("HCUSA"), a Jacksonville, Florida-based Medicaid managed care company.

         Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash Equivalents - Cash equivalents consist principally of overnight repurchase agreements, money market funds and certificates of deposit. The Company considers all highly liquid securities purchased with an original maturity of three months or less to be cash equivalents. The carrying amounts of cash and cash equivalents reported in the accompanying consolidated balance sheets approximate fair value.

         Investments - Effective January 1, 1994, the Company adopted
Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The Company considers all of its investments as available for sale, and accordingly, records unrealized gains and losses, net of deferred income taxes, as a separate component of stockholders' equity. Realized gains and losses on the sale of these investments are determined on the basis of specific cost. The adoption of SFAS 115 did not have a material effect on the consolidated financial statements.

         Investments with original maturities in excess of three months and less than one year are classified as short-term investments and generally consist of time deposits, U.S. Treasury Notes, and obligations of various states and municipalities. Long term investments have original maturities in excess of one year and consist primarily of state and municipal debt securities and obligations of the federal government and its agencies.

         Property and Equipment - Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated lives of the related assets or, if shorter, over the terms of the respective leases.

         Long-Lived Assets - Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards Number 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Following the criteria set forth in SFAS 121, long-lived assets to be held are reviewed by the Company for events or changes in circumstances which would indicate that the carrying value may not be recoverable. In making this determination, the Company considers a number of factors, including estimated future cash flows prior to interest and non-cash expenses associated with the long-lived asset. Assets held for sale are recorded at the lower of the carrying amount or fair value, less any costs associated with disposition.

         Goodwill and Intangible Assets - Goodwill and intangible assets consist primarily of costs in excess of the fair value of the net assets of subsidiaries or operations acquired which are amortized on a straight-line basis over periods not exceeding 40 years. Accumulated amortization of goodwill and intangible assets was approximately $40.3 million and $9.4 million at December 31, 1996 and 1995, respectively. In accordance with SFAS 121, the Company periodically evaluates the realizability of goodwill and intangible assets and the reasonableness of the related lives in light of factors such as industry changes, individual market competitive conditions, and operating income trends (see Note B to Consolidated Financial Statements).

         Other Assets - Other assets consist of loan acquisition costs, assets related to the supplemental executive retirement plan (Note M of the Notes to Consolidated Financial Statements), investment in a limited partnership, deferred charges and certain costs incurred to develop new service areas and new products prior to the initiation of revenues. Loan acquisition costs are amortized over the term of the related debt while the other assets are amortized over their expected periods of benefit, where applicable. The preoperational new service area and new product costs are amortized over the expected benefit periods. Accumulated amortization of other assets was approximately $3.6 million and $4.6 million at December 31, 1996 and 1995, respectively.

         Medical Claims Liabilities - Medical claims liabilities consist of actual claims reported but not paid and estimates of health care services incurred but not reported. The estimated claims incurred but not reported are based on historical data, current enrollment, health service utilization statistics, and other related information. These accruals are continually monitored and reviewed, and as settlements are made or accruals adjusted, differences are reflected in current operations. Changes in assumptions for medical costs caused by changes in actual experience could cause these estimates to change in the near term.

         Revenue Recognition - Managed care premiums are recorded as revenue in the month in which members are entitled to service. Premiums collected in advance are recorded as deferred revenue. Employer contracts are typically on an annual basis, subject to cancellation by the employer group or the Company upon thirty days written notice. Management services revenues are recognized in the period in which the related services are performed.

         Reinsurance - Premiums paid to reinsurers are reported as health benefits expense and the related reinsurance recoveries are reported as deductions from health benefits expense.

         Income Taxes - The Company files a consolidated tax return for Coventry and its wholly owned consolidated subsidiaries. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"). The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

         Minority Interest - For 1996, the minority interest represents a joint venture interest of 51% in Pennsylvania HealthMate, Inc. ("HealthMate"). In 1995, the minority interest represents a minority shareholder's 30% interest in HealthCare USA, Missouri LLC, a St. Louis-based Medicaid HMO. The Company purchased the remaining 30% effective January 1, 1996. In 1994, the minority interest represents a minority shareholder's 20% interest in Penn Group Corporation (Penn Group), which owns 100% of HAPA. On October 31, 1994, the Company purchased the Penn Group minority interest.

         Earnings Per Share - Earnings per share is computed based on the weighted average shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents arising from dilutive stock options and warrants are computed using the treasury stock method. Fully diluted earnings per share are not presented as the calculation is either antidilutive or does not materially affect earnings per share.

         SFAS no. 128, "Earnings per Share" has been issued effective for fiscal years ending after December 15, 1997. SFAS no. 128 establishes a new standard for computing and presenting earnings per share. The Company is required to adopt the provisions of SFAS No. 128 in the fourth quarter of 1997 and does not expect adoption thereof to have a material effect on the Company's financial position or results of operations.

         Reclassifications - Certain 1994 and 1995 amounts have been reclassified to conform to the 1996 presentation.


B.       MERGERS AND ACQUISITIONS

         Effective July 28, 1995, the Company acquired HCUSA, a Jacksonville, Florida-based managed care company. Under the terms of the agreement, 2,849,691 shares of the Company's common stock, valued at approximately $45 million, were exchanged for all of HCUSA's capital stock in a nontaxable transaction accounted for as a pooling of interests. HCUSA operates a 26,000 member HMO in Jacksonville and northeastern Florida, and through a subsidiary provides managed care services to Missouri Medicaid recipients. At December 31, 1996, HCUSA's Missouri subsidiary had approximately 77,000 enrollees. The Company's financial statements have been restated to include the results of HCUSA for all periods presented.

         Effective December 1, 1994, the Company acquired Southern Health Management Corporation ("SHMC"), the parent company of SHS, a physician owned HMO with approximately 45,000 members located in Richmond and central Virginia. Under the terms of the agreement, common stock of the Company valued at approximately $75 million was given as consideration in a nontaxable transaction accounted for as a pooling of interests. Each of SHMC's 833,757 outstanding shares of common stock was converted into 3.436 shares of the Company's common stock resulting in 2,864,789 shares being issued. Additionally, 42,500 outstanding options to acquire SHMC's common stock were converted to options to acquire 146,030 shares of the Company's common stock.

         Accounting policies of the two companies were the same; therefore, no conforming adjustments were needed. No intercompany transactions existed between the companies for the periods presented, and certain reclassifications were made to SHMC's and HCUSA's financial statements to agree with Coventry's presentation.

         In connection with the merger of SHMC, the Company recorded $3.4 million in the third and fourth quarters of 1994 for transaction costs. In connection with the merger of HCUSA, the Company recorded $2.3 million of merger costs in the second quarter of 1995. These costs include expenses for investments bankers, SEC filing and shareholder reporting fees and professional fees.

         Effective March 22, 1996, the Company purchased 81% of the common stock of PARTNERS Health Plan of Pennsylvania, Inc. ("PARTNERS") from a subsidiary of Aetna Life & Casualty Company, now known as Aetna Services, Inc. ("Aetna") and acquired the remaining 19% of the common stock of PARTNERS through the merger of a subsidiary of the Company with and into PARTNERS. PARTNERS is the holding company for Coventry Health Plans of Western Pennsylvania, Inc. ("CHP"), which at the time of acquisition served approximately 16,000 HMO members in the Pittsburgh area. Consideration for the transaction was approximately $35 million in cash, of which approximately $32.1 million was recorded as goodwill. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the net assets have been included in the consolidated financial statements from the effective date of acquisition. In conjunction with the acquisition, the Company received a non-compete agreement from Aetna and expected to enter into a favorable joint marketing agreement with Aetna and to have the opportunity to acquire other Aetna membership at a favorable price. These opportunities have not come to fruition and are not expected to, given Aetna's acquisition of another competitor in the western Pennsylvania market. As a result of these events, the Company filed suit against Aetna and the competitor alleging breach of the acquisition agreement, seeking enforcement of the non- compete agreement and requesting other forms of relief. Based on the current and future expected operating results, the Company has reduced the carrying value of the goodwill to $10.0 million at December 31, 1996.

         Effective April 1, 1996 the Company entered into a Joint Venture Agreement with Hamilton Health Center, Inc. to create HealthMate, Inc., a company providing health care services to Medicaid recipients in central Pennsylvania. As part of the agreement the Company made an initial investment of $300,000 for ownership of 49% of HealthMate's common stock and is obligated under certain circumstances to make additional contributions totaling $550,000 over the next two and a half years. As of April 1, 1996 HealthMate had approximately 6,500 members. The Company has accounted for this transaction under the purchase method of accounting and, accordingly, the net assets have been included in the consolidated financial statements from the effective date of acquisition.

         Because the purchase price and the operations of the PARTNERS and HealthMate acquisitions for the periods presented are not material to the consolidated financial statements of the Company, pro forma financial information has not been included herein.

         Effective January 1, 1996, the Company purchased the 30% minority interest in HealthCare USA, Missouri LLC, a St. Louis-based Medicaid HMO. The purchase price was equal to the carrying value of the 30% ownership and as a result, no goodwill was recorded.

         The Company purchased two physician group practices in Pennsylvania in January 1995, and a third party administrator in Richmond, Virginia in May 1995. The combined adjusted purchase price for these three acquisitions was approximately $2.5 million, of which approximately $1.2 million was recorded as goodwill. The purchase price included approximately $600,000 related to noncompete agreements which have been recorded as intangible assets in the consolidated balance sheet and which will be amortized between four and ten years. In 1994, the Company purchased four physician group practices for which the combined adjusted purchase price was $3.7 million. Approximately $2.0 million of the combined purchase price related to noncompete agreements which have been recorded as intangible assets and which will be amortized over five to ten years. Approximately $1.2 million of the combined purchase price related to goodwill which will amortize over 25 years. These acquisitions have been accounted for under the purchase method of accounting and, accordingly, the net assets have been included in the consolidated financial statements from the effective dates of acquisition. The transactions and operations of the acquired entities are not significant in the consolidated financial statements of the Company.

         Effective October 31, 1994, the Company purchased the then remaining 20% minority interest in Penn Group Corporation, the parent company of HealthAmerica Pennsylvania, Inc., the Company's Pennsylvania HMO operations. The purchase price was approximately $50 million in cash, of which approximately $38.6 million was recorded as goodwill.

C.       OTHER CHARGES

         At the end of the second quarter of 1996, the Company established reserves totaling $8.2 million for anticipated losses on multi-year contracts with certain employer groups, primarily in the St. Louis market. The Company expects to utilize these reserves over the remaining lives of the contracts and then either discontinue these products or significantly change the terms and conditions of the contracts with these parties. The contracts expire at varying dates through 1999 and cover approximately 30,000 members. In the fourth quarter of 1996, the Company re-evaluated its position in relation to the contracts and recorded additional reserves of $1.6 million.


D. PROPERTY AND EQUIPMENT

   Property and equipment is comprised of the following (in thousands):

                                                       December 31,
--------------------------------------------------------------------------
                                                 1996             1995
--------------------------------------------------------------------------
Land                                          $       481      $     3,116
Buildings and leasehold improvements                8,427           25,507
Equipment                                          39,162           49,016
--------------------------------------------------------------------------
                                                   48,070           77,639
Less accumulated depreciation                     (23,091)         (26,386)
--------------------------------------------------------------------------
                                              $    24,979      $    51,253
==========================================================================

         In February 1997, the Company announced the signing of agreements in principle for the sale of its medical offices in St. Louis, Missouri and Pittsburgh, Pennsylvania and definitive agreements for the sales of such offices were signed in March 1997, subject to the satisfaction of various conditions, including regulatory approval. Accordingly, property and equipment with a carrying value of approximately $23.9 million has been classified as a current asset on the 1996 balance sheet. The Company expects the net proceeds from the sale will exceed the carrying value.

         In accordance with SFAS 121 (Note A of the Notes to Consolidated Financial Statements), the Company determined that the carrying amounts of certain of its property and equipment may not be recoverable as of December 31, 1996. As a result, approximately $4.3 million of property and equipment charge-offs were recorded in the fourth quarter of 1996.

E. INVESTMENTS IN DEBT AND EQUITY SECURITIES

         The Company considers all of its investments as available for sale securities, as defined within the Statement, and accordingly, records unrealized gains and losses in the stockholders' equity section of its balance sheet. As of December 31, 1996 and 1995, stockholders' equity was increased by approximately $0.4 million and $0.6 million, respectively, net of a deferred tax cost of $0.1 million and $0.3 million, respectively, to reflect the net unrealized investment gain on securities. The amortized cost, gross unrealized gain or loss and estimated fair value of short-term and long-term investments by security type were as follows at December 31, 1996 and 1995 (in thousands):

                                         Amortized           Unrealized      Unrealized      Fair
1996                                        Cost                Gain            Loss         Value
                                         ----------------------------------------------------------
State and municipal bonds                  $50,926              $492           $    -       $51,418
Asset-backed securities                      9,407                 -              (31)        9,376
Mortgage-backed securities                  13,740                 -              (85)       13,655
US Treasury securities                       7,897                31                -         7,928
Other debt securities                          329                 -                -           329
Equity securities                               25                46                -            71
                                         ----------------------------------------------------------
                                           $82,324              $569           $ (116)      $82,777
                                         ==========================================================

                                          Amortized          Unrealized       Unrealized     Fair
1995                                         Cost               Gain             Loss        Value
                                          ----------------------------------------------------------
State and municipal bonds                  $59,892              $788               $-       $60,680
Asset-backed securities                      7,654                 -                -         7,654
Mortgage-backed securities                     526                 -                -           526
US Treasury securities                       9,517                74                -         9,591
Other debt securities                        1,815                 -                -         1,815
Equity securities                               12                64                -            76
                                          ----------------------------------------------------------
                                           $79,416              $926               $-       $80,342
                                          ==========================================================


         The amortized cost and estimated fair value of short-term and long-term investments by contractual maturity were as follows at December 31, 1996 and December 31, 1995 (in thousands):

                                                                                     Amortized        Fair
                                                                                       Cost           Value
 1996                                                                                ----------------------
 Maturities:
  Within 1 year                                                                       $ 7,366       $ 7,388
  1 to 5 years                                                                         26,140        26,229
  6 to 10 years                                                                         7,383         7,494
  Over 10 years                                                                        41,410        41,595
  Other securities without stated maturity                                                 25            71
                                                                                     ----------------------
  Total short-term and long-term securities                                           $82,324       $82,777
                                                                                     ======================

                                                                                      Amortized      Fair
                                                                                        Cost         Value
 1995                                                                                 --------------------
 Maturities:
  Within 1 year                                                                       $18,406       $18,408
  1 to 5 years                                                                         24,477        24,762
  6 to 10 years                                                                         6,344         6,424
  Over 10 years                                                                        30,177        30,672
  Other securities without stated maturity                                                 12            76
                                                                                      ---------------------
  Total short-term and long-term securities                                           $79,416       $80,342
                                                                                      =====================

         Proceeds from the sale of investments were approximately $76 million and $53 million for the twelve months ending December 31, 1996 and 1995, respectively. Gross investments gains of approximately $45,000 and gross investments losses of $14,000 were realized on these sales for the twelve months ended December 31, 1996 compared to $26,000 of gross investments gains for the year ended December 31, 1995. Realized gains and losses from securities sales are determined on the specific identification of the securities.


F.  INCOME TAXES

         The provision (benefit) for income taxes attributable to earnings consisted of the following (in thousands):

                                                                        Year Ended December 31,
 --------------------------------------------------------------------------------------------------------------
                                                           1996                  1995                  1994
 --------------------------------------------------------------------------------------------------------------
 Current provision (benefit):
   Federal                                            $     (6,181)          $     3,125           $     21,285
   State                                                      (690)                  434                  3,798


 Deferred provision (benefit):
   Federal                                                 (15,565)               (1,819)                  (558)
   State                                                      (424)                 (210)                   (99)
---------------------------------------------------------------------------------------------------------------
                                                      $    (22,860)          $     1,530           $     24,426
===============================================================================================================

         The expected tax provision (benefit) based on the statutory rate of 35% differs from the Company's effective tax rate as a result of the following:


                                                                               Year Ended December 31,
-----------------------------------------------------------------------------------------------------------
                                                                           1996         1995          1994
-----------------------------------------------------------------------------------------------------------
 Statutory federal tax rate                                              (35.00)%      35.00 %      35.00 %
 Effect of:
   State income taxes, net of federal benefit                             (1.40)%       9.40 %       5.71 %
   Amortization of goodwill                                               10.26 %      69.07 %       1.40 %
   Tax exempt interest income                                             (1.25)%     (75.37)%      (1.10)%
   Change in valuation reserve                                                  -            -      (1.42)%
   Merger costs                                                                 -      49.71 %       2.02 %
   Other                                                                   0.25 %      10.92 %       1.02 %
-----------------------------------------------------------------------------------------------------------
 Income tax provision (benefit)                                          (27.14)%      98.73 %      42.63 %
===========================================================================================================


         The effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below (in thousands):


                                                                                          December 31,
                                                                                    1996               1995
---------------------------------------------------------------------------------------------------------------
 Deferred tax assets:

   Medical liabilities                                                          $        7,816   $          984
   Accounts receivable                                                                   2,897              904
   Provision for long-term contracts                                                     3,183                -
   Other accruals and deferred revenue                                                  10,943            6,234
   Net operating loss carryforward                                                       2,534              640
---------------------------------------------------------------------------------------------------------------
     Gross deferred tax assets                                                          27,373            8,762
     Less valuation allowance                                                             (911)            (640)
---------------------------------------------------------------------------------------------------------------
     Deferred tax asset                                                                 26,462            8,122
---------------------------------------------------------------------------------------------------------------
 Deferred tax liability:
   Property and equipment                                                                 (609)          (1,031)
   Capitalized development costs                                                        (1,806)            -
   Unrealized gain on securities available for sale                                       (128)            (363)
   Other                                                                                  (332)          (1,063)
---------------------------------------------------------------------------------------------------------------
     Gross deferred tax liabilities                                                     (2,875)          (2,457)
---------------------------------------------------------------------------------------------------------------
 Net deferred tax asset                                                         $       23,587   $        5,665
===============================================================================================================

         The valuation allowance for deferred tax assets as of December 31, 1996 was $0.9 million due to the Company's belief that the realization of the deferred tax asset resulting from federal and state net operating loss carryforwards associated with certain acquisitions is doubtful. The valuation allowance provided at December 31, 1996 will be allocated to reduce goodwill and other intangible assets if the realization of the acquired net operating loss carryforwards becomes more likely than not.

G. NOTES PAYABLE AND LONG-TERM DEBT

         Long-term debt consists of the following (in thousands):

                                                                                      December 31,
                                                                                   1996          1995
  Borrowings under the Credit Facility                                            $90,000       $62,000
  Note payable to U.S. DHHS                                                         1,762         2,303
  Other notes payable                                                               1,997         3,604
                                                                                 ----------------------
                                                                                   93,759        67,907
  Less current portion of long-term debt                                          (36,468)       (2,307)
                                                                                 ----------------------
  Total long-term debt                                                            $57,291       $65,600
                                                                                 ======================

         Prior to June 30, 1996, the Company's long-term credit agreement (the "Credit Facility") with a group of banks provided a reducing revolving line of credit of $125 million, collateralized by substantially all of the Company's assets. The Credit Facility originally called for scheduled semi-annual commitment reductions totaling $20.8 million beginning February 18, 1997 and terminating availability on August 18, 1999. As of June 30, 1996, the Company was not in compliance with certain financial covenants in the Credit Facility. Effective September 30, 1996, the Company reached an agreement ("Amended Credit Facility") with the bank group amending the Credit Facility. Prior to the amendment, the Company voluntarily reduced the availability under the Credit Facility to $100 million. The Amended Credit Facility, along with other changes, revised certain financial ratios that the Company was required to maintain, increased the interest rate on the indebtedness by 0.8% and revised the required reductions in availability. At December 31, 1996, the effective interest rate on indebtedness under the Amended Credit Facility was 7.56%.

         As of December 31, 1996, the Company was not in compliance with certain revised financial covenants in the Amended Credit Facility.
Subsequent to December 31, 1996, the Company entered into an amended and restated agreement ("Restated Credit Facility") with the bank group effective March 28, 1997, that along with other changes, converts the amount outstanding under the Restated Credit Facility to a term loan, revises certain financial ratios the Company is required to maintain, effectively increases the interest rate on the indebtedness by 2.7% and revises the amortization period of the loan. The Restated Credit Facility requires payments of $10 million on June 30, 1997, $7 million on September 30, 1997, $18 million on December 31, 1997 and $55 million on April 1, 1998. The Restated Credit Facility eliminated the defaults that existed under the Amended Credit Facility at December 31, 1996. Obligations under the Restated Credit Facility will bear interest at a rate equal to the higher of the prime rate plus 2.0% or the federal funds rate plus 2.5%.

         The Restated Credit Facility requires the Company to apply 50% of the net cash proceeds of sales of the Company's equity securities to reduce the scheduled amortizations, prohibits the sale of any substantial subsidiary and restricts the Company's ability to declare and pay cash dividends on its common stock.

         The Restated Credit Facility contains covenants relating to net worth, investments in non-admitted assets, operating margins and the creation or assumption of debt or liens on the assets of the Company. Prior to the closing of the proposed Warburg transactions described in Note S, a material adverse change in the Company's financial condition or results of operations will constitute an event of default under the Restated Credit Facility. The Restated Credit Facility is collaterlized by substantially all of the assets of the Company.

         On March 31, 1997 the effective interest rate on the indebtedness under the Restated Credit Facility was 10.5%.

         Notes payable to the U. S. Department of Health and Human Services ("U.S. DHHS") represents obligations which were assumed in the acquisition of HAPA. Under the terms of the notes, principal is payable in various annual installments through June 30, 2000 with interest payable semi-annually at rates ranging from 7.75% to 9.125%. The notes are secured by certain assets of the Company.

         Other notes payable relate primarily to the acquisition of two physician group practices in 1995 and four in 1994 (see Note D of the Notes to Consolidated Financial Statements). Under the terms of these acquisitions, a portion of the total purchase price is deferred for terms ranging between two and four years. These deferred payments do not accrue interest.

         Maturities of long-term debt during each of the ensuing five years ending December 31 and thereafter are as follows (in thousands):

                      1997                                $ 36,468
                      1998                                  56,210
                      1999                                     687
                      2000                                     376
                      2001                                      18
                   Thereafter                                    -
                                                          --------
                                                          $ 93,759
                                                          ========


H. STOCK DIVIDEND

         On August 3, 1994, the Company's Board of Directors approved a two-for-one stock split in the form of a stock dividend with one additional share of common stock issued for every share held by shareholders of record as of July 20, 1994. All share and per share amounts for 1994 have been adjusted to reflect the stock split.


I.       STOCK OPTIONS, WARRANTS AND EMPLOYEE STOCK PURCHASE PLAN

         As of December 31, 1996, the Company had five stock option plans for issuance of common stock to key employees, including physicians and directors. Under these plans, the exercise provisions and prices of the options are established on an individual basis with the exercise price of the options generally being equal to 100% of the market value of the underlying stock at the date of grant. Options generally become exercisable after one year in 20-25% increments per year and expire ten years from the date of grant. The plans provide for incentive or nonqualified stock options to be issued at the discretion of the Board of Directors.

         With the merger of SHMC in December 1994, the Company assumed SHMC's incentive stock option plan. The Company issued options for 146,030 shares of common stock in exchange for 42,500 options to acquire shares of SHMC common stock granted under SHMC's incentive stock option plan. These options were exercisable upon the completion of the merger with SHMC and expire in 2003.

         With the merger of HCUSA in July 1995, the Company exchanged 2,849,691 shares of the Company's common stock for all of HCUSA's common stock, preferred stock and stock options.

         Transactions with respect to the plans for the three years ended December 31, 1996 were as follows and have been restated to reflect the two-for-one stock split in the form of a stock dividend in August 1994:

                                                                         Number of            Option Price
                                                                          Shares                Per Share
-----------------------------------------------------------------------------------------------------------------

 Outstanding at January 1, 1994                                          1,732,430        $ 1.275  -      $21.250
 Granted                                                                   588,850        $16.875  -      $25.000
 Exercised                                                                (284,820)       $ 1.275  -      $13.563
 Canceled                                                                  (93,000)       $ 4.750  -      $21.250
-----------------------------------------------------------------------------------------------------------------
 Outstanding at December 31, 1994                                        1,943,460        $ 3.780  -      $25.000

 Granted                                                                   716,750        $15.875  -      $24.500
 Exercised                                                                (246,668)       $ 3.780  -      $21.250
 Canceled                                                                 (169,000)       $ 5.000  -      $24.250
-----------------------------------------------------------------------------------------------------------------
 Outstanding at December 31, 1995                                        2,244,542        $ 3.780  -      $25.000

 Granted                                                                 2,891,589        $ 9.625  -      $20.625
 Exercised                                                                (450,224)       $ 3.780  -      $18.125
 Canceled                                                               (1,823,489)       $ 5.000  -      $25.000
-----------------------------------------------------------------------------------------------------------------
 Outstanding at December 31, 1996                                        2,862,418        $ 3.780  -      $25.000
=================================================================================================================

         Options vested and exercisable at December 31, 1996, 1995 and 1994 were 740,017, 888,573 and 664,266, respectively.

         At December 31, 1996, the Company had outstanding warrants granting holders the right to purchase 100,000 shares of common stock. The 100,000 warrants were issued in July 1995 at a price of $14.125 and expire July 2000. Warrants were issued in December 1993 granting holders the right to purchase 800,000 shares at an exercise price of $21.00. Of the 800,000 shares, 550,300 were exercised before the expiration in December 1995. The remaining 249,700 warrants expired in December 1995. During the first half of 1996, 170,000 warrants were exercised at a price of $6.75.

         At various dates in 1996, the Company repriced, canceled and reissued approximately 1.3 million shares under option. The options canceled were at prices ranging from a high of $25.00 to a low of $15.63. The shares were reissued at market on the date of reissue and the prices ranged from a high of $18.13 to a low of $12.75.

         As of December 31, 1996, the Company had reserved an aggregate of approximately 3.3 million common shares for options and warrants, approximately
0.4 million of which are available for future grants.

         The Company implemented an Employee Stock Purchase Plan in 1994 which allows substantially all employees who meet length of service requirements to set aside a portion of their salary for the purchase of Company stock. At the end of each plan year, the Company will issue the stock to participating employees at an issue price equal to 85% of the lower of the stock price at the end of the plan year or the average stock price, as defined. The Company has reserved 1.0 million shares of stock for this plan and has issued 13,267 and 19,465 shares in 1995 and 1996, respectively, under this plan.

         In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123 establishes new financial accounting and reporting standards for stock-based compensation plans. The Company has adopted only the disclosure requirements of SFAS 123. As a result, no compensation cost has been recorded for the Company's stock option plans. In addition, based on the number of options outstanding and the historical and extrapolated future trends of factors affecting valuation of those options, management has determined that any compensation cost attributable to options granted is immaterial.


J.       REINSURANCE

         The Company has reinsurance agreements, through its subsidiary CHLIC, with a major insurance company for portions of the risk it has underwritten through its products. In 1996, commercial HMO risk was reinsured to $500,000 per member per year in excess of a maximum loss retention of $500,000 per member per year and 20% coinsurance, subject to certain limits on hospital costs per patient-day. PPO risk was reinsured to $850,000 per member per year in excess of maximum loss retention of $150,000 per member per year and 20% coinsurance. Medicaid in Florida and Pennsylvania was reinsured to $950,000 per member per year in excess of a maximum loss retention of $50,000 per member per year and 20% coinsurance.

         Medicaid risk in Missouri was reinsured through the state of Missouri mandated program with retention of $50,000 per member per year and 20% coinsurance. Medicare risk was reinsured $850,000 per member per year in excess of a maximum loss retention of $150,000 per member per year and 20% coinsurance.

         Reinsurance premiums for the years ended December 31, 1996, 1995 and 1994, were approximately $1.8 million, $2.8 million and $3.3 million, respectively. Reinsurance recoveries for the same periods were approximately $1.5 million, $0.9 million and $1.3 million.


K. COMMITMENTS

   The Company operates primarily in leased facilities with original lease terms ranging from two to fifteen years. The Company also leases computer equipment with lease terms of approximately three years. Leases that expire generally are expected to be renewed or replaced by other leases.

   The minimum rental commitments payable by the Company during each of the next five years ended December 31 and thereafter for noncancellable operating leases are as follows (in thousands):

             Year                                             Amount
            -----                                             ------
             1997                                           $  9,690
             1998                                              7,859
             1999                                              5,841
             2000                                              4,368
             2001                                              3,484
                                                            --------
          Thereafter                                          12,750
                                                            --------
                                                            $ 43,992
                                                            ========

         Total rent expense was approximately $11.7 million, $10.5 million and $10.6 million for the years ended December 31, 1996, 1995, and 1994, respectively.

         As a result of premium rate reductions in Florida in 1995 and the commercial membership requirements, the Company has determined that its Florida Medicaid operations are unlikely to be sufficiently profitable on a long-term basis to justify a continued presence in the Florida market and, as a result, the Company is considering various options concerning this business, with the long-term goal of exiting the Florida Medicaid market if premium rates are not increased. Accordingly, the Company has established a reserve of $1.2 million at December 31, 1996 to reflect the anticipated costs of exiting this market.


L.       CONCENTRATIONS OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities and premiums receivable. The Company invests its excess cash in interest bearing deposits with major banks, commercial paper and money market funds. Investments in marketable securities are managed within guidelines established by the Board of Directors which emphasize investment-grade fixed income securities and limit the amount that may be invested in any one issuer. The fair value of the Company's financial instruments is substantially equivalent to their carrying value and, although there is some credit risk associated with these instruments, the Company believes this risk to be minimal.

         As discussed in Note S to Consolidated Financial Statements, the Company will enter into long-term global capitation arrangements with two integrated provider organizations. To the extent that the Company becomes a party to global capitation agreements with a single provider organization serving substantial membership, the Company becomes exposed to credit risk with respect to such organizations.

         As of December 31, 1996, the western Pennsylvania, central Pennsylvania, St. Louis, Richmond and HCUSA subsidiaries comprised 37%, 16%, 17%, 2% and 28% of accounts receivable, respectively. The Company's largest employer group, the U.S. Office of Personnel Management, accounted for approximately 5% of the Company's managed care premiums in 1996 and approximately 14% of the accounts receivable at December 31, 1996. The Company believes the allowance for doubtful collections adequately provides for estimated losses as of December 31, 1996. The Company has a risk of incurring loss if such allowances are not adequate.


M. BENEFIT PLANS

         On July 1, 1994, the Company adopted an employee retirement plan qualifying under IRC Section 401(k), the Coventry Corporation Retirement Savings Plan (the "Plan"), which covers substantially all employees of the Company and its subsidiaries who meet certain requirements as to age and length of service and who elect to participate in the Plan. Similar retirements savings plans offered by (1) both HAPA and GHP and (2) both CHMC and HCUSA were merged into the Plan effective July 1, 1994 and January 1, 1996, respectively. Under the Plan, employees may defer up to 15% of their compensation, limited by the maximum compensation deferral amount permitted by applicable law. The Company makes matching contributions equal to 100% of the employee's contribution on the first 3% of the employee's compensation deferral and equal to 50% of the employee's contribution on the second 3% of the employee's compensation deferred. Employees vest in the Company's matching contributions in 20% increments annually over a period of 5 years, based on length of service with the Company and/or its subsidiaries. All costs of the Plan are funded by the Company as they are incurred.

         On July 1, 1994, the Company adopted a supplemental executive retirement plan (the "SERP"), which covers employees of the Company and its subsidiaries who (1) meet certain requirements as to age and management responsibilities and/or salary, (2) are designated as being eligible to participate in the SERP by the Compensation and Benefits Committee of the Board of Directors of the Company, and (3) elect to participate in the SERP and the Plan. A similar supplemental executive retirements plan offered by HAPA was merged into the SERP effective July 1, 1994. Under the SERP, employees may defer up to 15% of their base salary, and up to 100% of any bonus awarded, over and beyond the compensation deferral limits of the Plan. The Company makes matching contributions equal to 100% of the employee's contribution on the first 3% of the employee's compensation deferred and 50% of the employee's contribution on the second 3% of the employee's compensation deferred. Employees vest in the Company's matching contributions in 20% increments annually over a period of 5 years, based on length of service with the Company and/or its subsidiaries. All costs of the SERP are funded by the Company as they are incurred.

         The cost, principally employer matching contributions, of the benefit plans charged to operations for the years 1996, 1995 and 1994 was approximately $2.4 million, $3.1 million and $3.5 million, respectively.

N.       STATUTORY INFORMATION

         The Company's HMO subsidiaries are required by the respective domicile states to maintain minimum statutory capital and surplus in the aggregate of approximately $14.0 million at December 31, 1996. Combined statutory capital and surplus of the Company's HMO was approximately $27.9 million. The states in which the Company's HMOs operate require the HMOs to maintain deposits with the Department of Insurance. At December 31, 1996, these deposits totaled $2.8 million and are included as other long-term assets in the financial statements.

         CHLIC is required to maintain minimum statutory capital and surplus of approximately $3.0 million. Statutory capital and surplus of CHLIC as of December 31, 1996 was approximately $30.7 million. Statutory deposits for CHLIC as of December 31, 1996 totaled approximately $3.7 million.


O.  OTHER INCOME

         Other income for the years ended December 31, 1996, 1995, and 1994 includes investment income of approximately $8.4 million, $7.4 million, and $5.0 million, respectively. Additionally, in the fourth quarter of 1996, other income includes a non-recurring gain of approximately $4.9 million as a result of the sale of Champion Dental Service, Inc.


P.       SUPPLEMENTAL DISCLOSURES OF CASH FLOW

         Cash paid during the periods for interest and income taxes is as follows (in thousands):

                                              Year ended December 31,
---------------------------------------------------------------------------
                                       1996         1995             1994
---------------------------------------------------------------------------
Interest                              $ 5,862      $ 4,517          $ 2,491
Income taxes                          $ 1,309      $16,410          $19,240


Q.  DISCONTINUED OPERATIONS

         On March 30, 1992, the Company's Board of Directors approved a plan pursuant to which the Company discontinued certain operations of ASC. ASC provided individually underwritten health care benefits coverage to self-employed individuals or small employers through CHLIC. The Company retains CHLIC insurance licenses in 43 states and CHLIC continues to underwrite the indemnity portion of certain flexible provider products offered by the Company's HMOs.

         Effective December 1, 1992, the Company entered into an agreement with United Insurance Companies, Inc. ("United"), whereby United assumed management responsibility for the discontinued operations; accordingly, the small-group policies remaining in force comprised a closed book of business. Effective January 1, 1995, United assumption reinsured the ASC closed book of business. Under the terms of the agreement, United assumed substantially all of the closed book of business claims, unearned premium reserves, and all other statutory liabilities, except for certain litigation reserves that are retained by the Company.

R. LEGAL PROCEEDINGS

         In the normal course of business, the Company has been named as defendant in various legal actions seeking payments for claims denied by the Company, medical malpractice, and other monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through December 31, 1996 may result in the assertion of additional claims. With respect to medical malpractice, the Company carries professional malpractice and general liability insurance for each of its operations on a claims made basis with varying deductibles for which the Company maintains reserves. In the opinion of management, the outcome of these actions will not have a material adverse effect on the financial position or results of operations of the Company.


S.       SUBSEQUENT EVENTS

         In March 1997, the Company entered into agreements to sell the medical offices associated with Group Health Plan, its health plan in St. Louis, Missouri and HealthAmerica, its health plan in Pittsburgh, Pennsylvania, to major healthcare provider organizations in these markets. The purchase price is $27 million in cash for the St. Louis medical offices and $20 million in cash for the Pittsburgh offices. The initial agreements cover medical offices serving 92,000 members at Group Health Plan and 80,000 members at HealthAmerica. The agreements are subject to the satisfaction of various conditions, including regulatory approval. Coincident with the sale of the medical offices, the Company will enter into long-term global capitation arrangements with the purchasers of the medical offices, pursuant to which the provider organizations will receive a fixed percentage of premiums to cover all the medical treatment the Company's globally capitated members receive from the health care systems. The transactions are expected to occur in the first half of 1997 and therefore, the assets of the respective medical offices have been classified as current assets as of December 31, 1996. The anticipated proceeds from the transactions are expected to exceed the current carrying value of the medical offices.

         On March 17, 1997, the Company announced that it entered into a letter of intent with Warburg, Pincus Ventures, L.P. ("Warburg") for Warburg's purchase of $40 million of Convertible Exchangeable Subordinated Notes of the Company, together with warrants to purchase 2.35 million shares of the Company's common stock. The notes are expected to be convertible into 4 million shares of the Company's common stock. The investment by Warburg is subject to the negotiation of definitive terms, the approval of state insurance regulators in certain states, and the approval of the lending banks under the Credit Facility. The notes will be exchangeable at the Company's option for shares of convertible preferred stock, the authorization of which will require the approval of the Company's shareholders at the 1997 shareholders' meeting. If the proposed Convertible Notes transaction is not consummated, the Company will be required to seek alternative financings in order to meet scheduled debt service obligations.

T. QUARTERLY FINANCIAL DATA (unaudited)

         The following is a summary of unaudited quarterly results of operations (in thousands, except per share data) for the years ended December 31, 1996 and 1995.

                                                                                   Quarter Ended

                                                            March 31,         June 30,        September 30,      December 31,
                                                             1996(1)           1996(2)            1996              1996(3)
                                                           ------------------------------------------------------------------
 Operating revenues                                        $ 236,937        $ 257,737        $  272,903          $ 289,552
 Operating earnings (loss)                                 $  (2,772)       $ (14,346)       $      143          $ (74,371)
 Net earnings (loss)                                       $    (968)       $  (8,528)       $      348          $ (52,139)
 Net earnings (loss) per common
  and common equivalent share                              $   (0.03)       $   (0.26)       $     0.01          $   (1.58)
                                                           ------------------------------------------------------------------
 Weighted average common and common
  equivalent shares outstanding                               32,854           33,041            33,021             33,024
                                                           ------------------------------------------------------------------

                                                                                  Quarter Ended

                                                            March 31,        June 30,         September 30,      December 31,
                                                              1995           1995(4)            1995(5)            1995(6)
                                                           -----------------------------------------------------------------
 Operating revenues                                        $ 209,652        $ 208,868         $ 211,137          $ 222,733
 Operating earnings (loss)                                 $  16,253        $   4,764         $   1,118          $ (23,410)
 Net earnings (loss)                                       $   9,870        $   2,177         $   1,494          $ (13,523)
 Net earnings (loss) per common and common
   equivalent share                                        $    0.30        $    0.07         $    0.05          $   (0.42)
                                                           -----------------------------------------------------------------
 Weighted average common and common equivalent
   shares outstanding                                         32,402           32,157            31,952             32,416
                                                           =================================================================

(1) The first quarter operating results were affected by termination and related costs to streamline the Company's administrative process and reduce staffing in health centers, primarily in the Pennsylvania and St. Louis plans for total adjustments of $5.2 million.

(2) The second quarter operating results were affected by the establishment of reserves relating to multi-year contracts with certain employer groups, primarily in the St. Louis market. The Company expects to utilize these reserves over the remaining lives of the contracts and then either discontinue the contracts or significantly change the terms and conditions of the contracts with these parties. The establishment of these reserves resulted in total adjustments of $8.2 million.

(3) The fourth quarter operating results were affected by the increase of reserves related to accounts receivable ($3.6 million), long-term contracts ($1.6 million), medical claims ($25.6 million), termination costs
     ($2.1 million), other reserves ($6.0 million), write-offs of goodwill ($21.0 million) and certain capitalized expenses ($6.7 million).

(4) The second quarter operating results of 1995 were affected by merger costs for the purchase of HCUSA, severance and related costs associated with staff restructuring in Pittsburgh and St. Louis, additions to accruals for professional liability litigation and the settlement of certain Office of Personnel Management negotiations for total adjustments of approximately $7.0 million.

(5) The third quarter operating results of 1995 were affected by an increase in medical claims liabilities for the western Pennsylvania market and start up expenses associated with Medicaid and Medicare product development and geographic expansion initiatives for total adjustments of approximately $6.5 million.

(6) The fourth quarter operating results of 1995 were affected by the elimination of several of its new market development areas, personnel reductions in the operations and increases in legal, medical and contingency reserves for total adjustments of $21.8 million.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


Item 10:         Directors and Executive Officers of the Registrant

         The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement relating to the Company's 1997 Annual Meeting of Shareholders to be filed within 120 days after December 31, 1996.


Item 11:         Executive Compensation

         The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement relating to the Company's 1997 Annual Meeting of Shareholders to be filed within 120 days after December 31, 1996.


Item 12:         Security Ownership of Certain Beneficial Owners and Management

         The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement relating to the Company's 1997 Annual Meeting of Shareholders to be filed within 120 days after December 31, 1996.


Item 13:         Certain Relationships and Related Transactions

         The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement relating to the Company's 1997 Annual Meeting of Shareholders to be filed within 120 days after December 31, 1996.

                                    PART IV

Item 14:         Exhibits, Financial Statement Schedules and Reports on Form
                 8-K

(a) 1.  Financial statement schedules
                                                                                                                    Form 10-K
                                                                                                                       Pages
                                                                                                                    ----------

              Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       S-1

              Schedule II - Valuation and Qualifying Accounts . . . . . . . . . . . . . . . . . . . . . . . . .       S-2

    2.  Exhibits required to be filed by Item 601 of Regulation S-K.
              Exhibits required to be filed by Item 601 of Regulation S-K, whether filed herewith or incorporated herein by reference, are listed on the Index to Exhibits of this filing.

(b) 1.  Reports on Form 8-K

              Form 8-K relating to February 24, 1997 press release was filed on February 26, 1997.

                                  SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


COVENTRY CORPORATION

By:      /s/ Allen F. Wise          President, Chief Executive Officer and
         -------------------------  Director
             Allen F. Wise


By:      /s/ Dale B. Wolf           Senior Vice President, Chief Financial
         -------------------------  Officer and Treasurer
             Dale B. Wolf

Dated:  March 31, 1997


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                                  Title (Principal Function)                                 Date
 /s/ John H. Austin, M.D., M.P.H.                  Chairman of the Board and Director                         March 31, 1997
-----------------------------------------
          John H. Austin, M.D., M.P.H.


 /s/ Allen F. Wise                                 President, Chief Executive Officer                         March 31, 1997
-----------------------------------------           and Director
                 Allen F. Wise


 /s/ Dale B. Wolf                                  Senior Vice President, Chief                               March 31, 1997
-----------------------------------------          Financial Officer and Treasurer
                  Dale B. Wolf


 /s/ Shirley R. Smith                              Vice President and Corporate General                       March 31, 1997
-----------------------------------------          Counsel and Secretary
                Shirley R. Smith


 /s/ Jan H. Hodges                                 Vice President, Finance                                    March 31, 1997
-----------------------------------------
                 Jan H. Hodges


 /s/ Lawrence N. Kugelman                          Director                                                   March 31, 1997
-----------------------------------------
              Lawrence N. Kugelman

 /s/ Laurence DeFrance                             Director                                                   March 31, 1997
-----------------------------------------
               Laurence DeFrance


 /s/ Emerson D. Farley, Jr., M.D.                  Director                                                   March 31, 1997
-----------------------------------------
          Emerson D. Farley, Jr., M.D.

 /s/ Richard H. Jones                              Director                                                   March 31, 1997
-----------------------------------------
                Richard H. Jones

                              ARTHUR ANDERSEN LLP
                              Nashville, Tennessee


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Coventry Corporation:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Coventry Corporation and subsidiaries for the three years ended December 31, 1996 included in the Form 10-K and have issued our report thereon dated February 21, 1997 (except for Notes G and S, as to which the date is March 31, 1997). Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed under Item 14(a)(ii) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth herein in relation to the basic consolidated financial statements taken as a whole.




Nashville, Tennessee
February 21, 1997

                                                                     SCHEDULE II



                     COVENTRY CORPORATION AND SUBSIDIARIES

                      VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                                               Balance at       Additions
                                              Beginning of   Charged to Costs              Deductions         Balance at
                                                Period        and Expenses (1)          (Charge Offs) (1)    End of Period
                                              ------------   -----------------          -----------------    -------------
Year ended December 31, 1996:
     Allowance for doubtful accounts            $ 2,700            $ 8,000                   $(2,700)          $ 8,000
                                                =======            =======                   =======           =======
Year ended December 31, 1995:
     Allowance for doubtful accounts            $ 2,200            $ 3,100                   $(2,600)          $ 2,700
                                                =======            =======                   =======           =======
Year ended December 31, 1994:
     Allowance for doubtful accounts            $ 1,240            $ 4,100                   $(3,140)          $ 2,200
                                                =======            =======                   =======           =======

(1) Additions to the allowance for doubtful accounts are included in selling, general and administrative expense. All deductions or charge offs are charged against the allowance for doubtful accounts.

                               INDEX TO EXHIBITS

Reg. S-K
Item 601

Exhibit
No.      Description of Exhibit


(2)      Plan of Acquisition, Reorganization, Arrangement, Liquidation or
         Succession:

         (i)
         Agreement and Plan of Merger dated February 3, 1995 among the Company, Coventry Acquisition Corporation and HealthCare USA, Inc. (Incorporated by reference to Exhibit 2.1 to Form S-4 on Form S-3, Registration Statement Nos. 33-90268 and 33-95084)

         (ii)
         Stock Purchase and Sale Agreement dated as of October 31, 1994 between the Company and Presbyterian University Hospital. (Incorporated by reference to Exhibit 2.1 to Form 8-K dated October 31, 1994 and filed with the SEC on November 2, 1994)

         (iii)
         Stock Purchase and Merger Agreement by and among AHP Holdings, Inc., PARTNERS Health Plan of Pennsylvania, Inc., the Company and Coventry Acquisition Corporation dated as of December 18, 1995 (Incorporated by reference to Exhibit 2.2 to Annual Report on Form 10-K for the year ended December 31, 1995) and Amendment No. 1 thereto dated March 20, 1996 (Incorporated by reference to Exhibit 2(ii) to the PARTNERS Health Plan of Pennsylvania, Inc. Current Report on Form 8-K dated March 20, 1996).

(3)      Articles of Incorporation and Bylaws:

         (i)
         Fifth Restated Certificate of Incorporation of Coventry Corporation (Incorporated by reference to Exhibit 3.1 attached to Annual Report on Form 10-K for fiscal year ended December 31, 1994)

         (ii)
         Bylaws of Coventry Corporation (Incorporated by reference to Exhibit
         3.2 to Form S-1, Registration Statement No. 33-36616), Amendment No. 1 (Incorporated by reference to Exhibit 3.2.1 attached to Annual Report on Form 10-K for fiscal year ended December 31, 1994), and Amendment No. 2 (See Exhibit 3.2.2 attached to the Annual Report on Form 10-K for the year ended December 31, 1995).

(4)      Instruments Defining the Rights of Security Holders, Including
         Indentures:

         (i)
         Specimen Common Stock Certificate (See Exhibit 4.1 attached to the Annual Report on Form 10-K for the year ended December 31, 1995 and the Company's Certificate of Incorporation referenced at (3)(i) above)

         (ii)
         See Second Amended and Restated Credit Agreement referenced at 10(i) below and the amendments thereto referenced at 10(i), 10(xx) and 10(xxi) below.

         (iii)
         Shareholder Rights Agreement dated February 7, 1996 between the Company and Chemical Mellon Shareholder Services, L.L.C. (Incorporated by reference to Exhibit 4 to Form 8-K, Current Report, dated February 7, 1996)

(10)     Material Contracts

         (i)
         Second Amended and Restated Credit Agreement dated as of November 20, 1992 among the Company, Morgan Guaranty Trust Company of New York, Fleet National Bank, Third National Bank in Nashville, NationsBank of Tennessee, N.A., Citicorp USA, Inc., Mellon Bank, N.A., First American National Bank, and Morgan Guaranty Trust Company of New York as Agent ($125,000,000 Credit Facility) (See Exhibit 10.6 attached to the Annual Report on Form 10-K for the year ended December 31, 1995) and related documents (Incorporated by reference to Exhibit 10.6 attached to Annual Report on Form 10-K for fiscal year ended December 31,
         1994), Amendment No. 1 (See Exhibit 10.6.1 attached to the Annual Report on Form 10-K for the year ended December 31, 1995) and Amendment No. 2 (See Exhibit 10.6.2 attached to the Annual Report on Form 10-K for the year ended December 31, 1995)

         (ii)
         Amended and Restated Employment Agreement dated December 1, 1994, between Southern Health Management Corporation, the Company and James
         L. Gore (Incorporated by reference to Exhibit 10.7.7 attached to Annual Report on Form 10-K for fiscal year ended December 31, 1994)*

         (iii)
         Employment Agreement dated February 17, 1994 between HealthCare USA, Inc. and Christopher T. Fey, as amended by Amendment to Employment Agreement dated February 3, 1995 between HealthCare USA, Inc., the Company and Mr. Fey (effective as to the Company on July 28, 1995) (Incorporated by reference to Exhibit (xxv) to Form 10-Q, Quarterly Report, for the quarter ended September 30, 1995)*

         (iv)
         Employment Agreement dated September 16, 1996 executed by
         Allen F. Wise

         (v)
         Employment Agreement dated December 30, 1996 executed by Dale B. Wolf

         (vi)
         Form of Company's Agreement (for Key Senior Executives) dated September 12, 1995 (executed by Richard H. Jones and Frederick G. Merkel) (Incorporated by reference to Exhibit (xxviii) to Form 10-Q, Quarterly Report, for the quarter ended September 30, 1995)*

         (vii)
         Form of Company's Agreement (for Key Executives) dated September 12, 1995 (executed by James R. Hailey, Jan H. Hodges, Nancy I. Lorenz and Shirley R. Smith) (Incorporated by reference to Exhibit (xxix) to Form 10-Q, Quarterly Report, for the quarter ended September 30, 1995)*

         (viii)
         Employment Agreement dated as of July 28, 1995, between Thomas Murray, HealthAmerica Pennsylvania, Inc. and the Company (See Exhibit 10.7.1 attached to the Annual Report on Form 10-K for the year ended December 31, 1995)*

         (ix)
         Second Amended and Restated 1987 Statutory-Nonstatutory Stock Option Plan (Incorporated by reference to Exhibit 10.8.1 attached to Annual Report on Form 10-K for fiscal year ended December 31, 1993)*

         (x)
         Third Amended and Restated 1989 Stock Option Plan (Incorporated by reference to Exhibit 10.8.2 attached to Annual Report on Form 10-K for fiscal year ended December 31, 1993)*

         (xi)
         1993 Outside Directors Stock Option Plan (as amended)(See Exhibit
         10.8.3 attached to the Annual Report on Form 10-K for the year ended December 31, 1995)*

         (xii)
         1993 Stock Option Plan (as amended)(See Exhibit 10.8.4 attached to the Annual Report on Form 10-K for the year ended December 31, 1995)*

         (xiii)
         Coventry Corporation Supplemental Executive Retirement Plan effective July 1, 1994 (Incorporated by reference to Exhibit 4.2 to Form S-8, Registration Statement No. 33-81358)*

         (xiv)
         Coventry Share Plan (stock purchase plan) effective September 1, 1994 (Incorporated by reference to Exhibit 4.1 to Form S-8, Registration Statement No. 33-82562)*

         (xv)
         Southern Health Management Corporation 1993 Stock Option Plan (See
         Exhibit 10.8.5 attached to the Annual Report on Form 10-K for the year ended December 31, 1995)*

         (xvi)
         Coinsurance Agreement effective January 1, 1995, between American Service Life Insurance Company (now known as Coventry Health and Life Insurance Company) and Mid-West National Life Insurance Company of Tennessee (See Exhibit 10.9.1 attached to the Annual Report on Form 10-K for the year ended December 31, 1995)

         (xvii)
         Assumption Reinsurance Agreement between American Service Life Insurance Company (now known as Coventry Health and Life Insurance Company) and Mid-West National Life Insurance Company of Tennessee (See Exhibit 10.9.2 attached to the Annual Report on Form 10-K for the year ended December 31, 1995)

         (xviii)
         Subordinated Promissory Surplus Note dated May 12, 1995 in the amount of $2,797,445 from HealthCare USA of Missouri, L.L.C. to the Company (See Exhibit 10.9.3 attached to the Annual Report on Form 10-K for the year ended December 31, 1995)

         (xix)
         License Agreement dated as of December 31, 1992 between Maxicare Health Plans, Inc. and the Company (Incorporated by reference to Exhibit 10.18.1 attached to Annual Report in Form 10-K for fiscal year ended December 31, 1993) and Amendment No. 1 to License Agreement between Maxicare Health Plans, Inc. and the Company (Incorporated by reference to Exhibit 10.18.2 attached to Annual Report on Form 10-K for fiscal year ended December 31, 1993)

         (xx)
         Amendment No. 3 to the Second Amended and Restated Credit
         Agreement, dated as of September 30, 1996, among the Company, the Banks listed on the signature pages thereof and Morgan Guaranty Trust Company of New York as Agent (See Exhibit 10.6.3 attached to the Annual Report on Form 10-K for the year ended December 31, 1996).

         (xxi)
         Amendment No. 4 to the Second Amended and Restated Credit
         Agreement, dated as of January 10, 1997, among the Company, the Banks listed on the signature pages thereof and Morgan Guaranty Trust Company of New York as Agent (See Exhibit 10.6.4) attached to the Annual Report on Form 10-K for the year ended December 31, 1996.

         (xxii)
         Employment Agreement dated October 14, 1996 executed by Joe Carroll

         (xxiii)
         Employment Agreement dated January 1, 1997 executed by Jan H. Hodges

         (xxiv)
         Employment Agreement dated November 11, 1996 executed by Richard H.
         Jones

         (xxv)
         Employment Agreement dated January 15, 1997 executed by Nancy I.
         Lorenz

         (xxvi)
         Employment Agreement dated January 27, 1997 executed by George R. Mark

         (xxvii)
         Employment Agreement dated January 24, 1997 executed by Robert A.
         Mayer

         (xxviii)
         Employment Agreement dated February 10, 1996 executed by Frederick G. Merkel

         (xxix)
         Employment Agreement dated January 15, 1997 executed by Shirley R.
         Smith

         (xxx)
         Retention Bonus Agreement dated December 31, 1996, executed by James
         L. Gore

(11)     Statement re Computation of Per Share Earnings

         (i)
         Computation of Net Earnings Per Common and Common Equivalent Share (See Exhibit 11 attached to this Report).

(21)     Subsidiaries of the Registrant

         (i)
         Subsidiaries of the Registrant (See Exhibit 21 attached to this Report)

(23)     Consents of Experts and Counsel

         (i)
         Consent of Arthur Andersen LLP (See Exhibit 23 attached to this Report)

         All other exhibits for which provision is made in Item 601 of Regulation S-K promulgated by the Securities and Exchange Commission are either not required by the instructions to Item 601 or are inapplicable and, therefore, have been omitted.

*        Management contract or compensatory plan.

(27)     Financial Data Schedule