Form 10-K/A
period 1996-12-31
COVENTRY CORP
filed 1997-04-01
CIK 867440

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                 FORM 10-K/A

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

    The Company believes that cash flows generated from operations, cash on hand and investments, excess funds in certain of its regulated subsidiaries, cash flows from the sale of certain medical offices and financing alternatives will be sufficient to fund continuing operations and debt service obligations. If the proposed Convertible Notes transaction is not consummated, the Company will likely seek alternate financing in order to meet scheduled debt service obligations. The Company's investment guidelines emphasize investment grade fixed income instruments in order to provide short-term liquidity and minimize the risk to principal.


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


                                              ARTHUR ANDERSEN LLP


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

         On March 17, 1997, the Company announced that it entered into a letter of intent with Warburg, Pincus Ventures, L.P. ("Warburg") for Warburg's purchase of $40 million of Convertible Exchangeable Subordinated Notes of the Company, together with warrants to purchase 2.35 million shares of the Company's common stock. The notes are expected to be convertible into 4 million shares of the Company's common stock. The investment by Warburg is subject to the negotiation of definitive terms, the approval of state insurance regulators in certain states, and the approval of the lending banks under the Credit Facility. The notes will be exchangeable at the Company's option for shares of convertible preferred stock, the authorization of which will require the approval of the Company's shareholders at the 1997 shareholders' meeting. If the proposed Convertible Notes transaction is not consummated, the Company will likely seek alternative financing in order to meet scheduled debt service obligations.

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

                                    PART IV

Item 14:         Exhibits, Financial Statement Schedules and Reports on Form
                 8-K

(a) 1.  FINANCIAL STATEMENTS

                                                                                                                   Form 10-K
                                                                                                                     Pages
                                                                                                                  ----------
              Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       24

              Consolidated Balance Sheets, December 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . .       25

              Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995
                and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       26

              Consolidated Statements of Stockholders' Equity for the Years Ended
                December 31, 1996, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       27

              Consolidated Statements of Cash Flows for the Years Ended December 31, 1996,
                1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       28

              Notes to Consolidated Financial Statements, December 31, 1996, 1995, and
                 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   29 to 44



    2.  Financial statement schedule
              Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       S-1

              Schedule II - Valuation and Qualifying Accounts . . . . . . . . . . . . . . . . . . . . . . . . .       S-2

    3.  Exhibits required to be filed by Item 601 of Regulation S-K.
              Exhibits required to be filed by Item 601 of Regulation S-K, whether filed herewith or incorporated herein by reference, are listed on the Index to Exhibits of this filing.

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



Dated:  April 1, 1997

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




                                               ARTHUR ANDERSEN LLP


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

         (iii)
         Employment Agreement dated February 17, 1994 between HealthCare USA, Inc. and Christopher T. Fey, as amended by Amendment to Employment Agreement dated February 3, 1995 between HealthCare USA, Inc., the Company and Mr. Fey (effective as to the Company on July 28, 1995) (Incorporated by reference to Exhibit (xxv) to Form 10-Q, Quarterly Report, for the quarter ended September 30, 1995)*

         (iv)
         Employment Agreement dated September 16, 1996 executed by
         Allen F. Wise**

         (v)
         Employment Agreement dated December 30, 1996 executed by Dale B.
         Wolf**

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

         (xvi)
         Coinsurance Agreement effective January 1, 1995, between American Service Life Insurance Company (now known as Coventry Health and Life Insurance Company) and Mid-West National Life Insurance Company of Tennessee (See Exhibit 10.9.1 attached to the Annual Report on Form 10-K for the year ended December 31, 1995)

         (xvii)
         Assumption Reinsurance Agreement between American Service Life Insurance Company (now known as Coventry Health and Life Insurance Company) and Mid-West National Life Insurance Company of Tennessee (See Exhibit 10.9.2 attached to the Annual Report on Form 10-K for the year ended December 31, 1995)

         (xviii)
         Subordinated Promissory Surplus Note dated May 12, 1995 in the amount of $2,797,445 from HealthCare USA of Missouri, L.L.C. to the Company (See Exhibit 10.9.3 attached to the Annual Report on Form 10-K for the year ended December 31, 1995)

         (xix)
         License Agreement dated as of December 31, 1992 between Maxicare Health Plans, Inc. and the Company (Incorporated by reference to Exhibit 10.18.1 attached to Annual Report in Form 10-K for fiscal year ended December 31, 1993) and Amendment No. 1 to License Agreement between Maxicare Health Plans, Inc. and the Company (Incorporated by reference to Exhibit 10.18.2 attached to Annual Report on Form 10-K for fiscal year ended December 31, 1993)

         (xx)
         Amendment No. 3 to the Second Amended and Restated Credit
         Agreement, dated as of September 30, 1996, among the Company, the Banks listed on the signature pages thereof and Morgan Guaranty Trust Company of New York as Agent (See Exhibit 10.6.3 attached to the Annual Report on Form 10-K for the year ended December 31, 1996).**

         (xxi)
         Amendment No. 4 to the Second Amended and Restated Credit
         Agreement, dated as of January 10, 1997, among the Company, the Banks listed on the signature pages thereof and Morgan Guaranty Trust Company of New York as Agent (See Exhibit 10.6.4) attached to the Annual Report on Form 10-K for the year ended December 31, 1996.**

         (xxii)
         Employment Agreement dated October 14, 1996 executed by Joe Carroll**

         (xxiii)
         Employment Agreement dated January 1, 1997 executed by Jan H. Hodges**

         (xxiv)
         Employment Agreement dated November 11, 1996 executed by Richard H. Jones**

         (xxv)
         Employment Agreement dated January 15, 1997 executed by Nancy I.
         Lorenz**

         (xxvi)
         Employment Agreement dated January 27, 1997 executed by George R.
         Mark**

         (xxvii)
         Employment Agreement dated January 24, 1997 executed by Robert A.
         Mayer**

         (xxviii)
         Employment Agreement dated February 10, 1996 executed by Frederick G. Merkel**

         (xxix)
         Employment Agreement dated January 15, 1997 executed by Shirley R. Smith**

         (xxx)
         Retention Bonus Agreement dated December 31, 1996, executed by James
         L. Gore**

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

** Previously filed as part of Annual Report on Form 10-K for fiscal year ended December 31, 1996.

(27)     Financial Data Schedule