Form 10-K/A
period 1996-12-31
COVENTRY CORP
filed 1997-04-30
CIK 867440

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

                         Commission file number 0-19147

                              Coventry Corporation
             (Exact name of registrant as specified in its charter)

            Tennessee                                       62-1297579
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                       Identification Number)

 53 Century Boulevard, Suite 250
 Nashville, Tennessee                                          37214
 (Address of principal executive offices)                    (Zip Code)

      Registrant's telephone number, including area code:  (615) 391-2440

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

                            COVENTRY CORPORATION

                                 FORM 10-K/A

                               TABLE OF CONTENTS

                 PART I                                                                                 Page
                                                                                                        ----
Item 1:          Business                                                                                 1

Item 2:          Description of Property                                                                  9

Item 3:          Legal Proceedings                                                                       10

Item 4:          Submission of Matters to a Vote of Security Holders                                     10

PART II

Item 5:          Market for Registrant's Common Equity and Related Stockholder Matters                   11

Item 6:          Selected Consolidated Financial Data                                                    12

Item 7:          Management's Discussion and Analysis of Financial Condition and Results of Operations   14

Item 8:          Financial Statements and Supplementary Data                                             24

Item 9:          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure    45

PART III

Item 10:         Directors and Executive Officers of the Registrant                                      46

Item 11:         Executive Compensation                                                                  49

Item 12:         Security Ownership of Certain Beneficial Owners and Management                          55

Item 13:         Certain Relationships and Related Transactions                                          56

PART IV

Item 14:         Exhibits, Financial Statement Schedules and Reports on Form 8-K                         57


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

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


Item 10:   Directors and Executive Officers of the Registrant

     The Company's directors and executive officers are as follows:

NAME                            AGE                        POSITION
----                            ---                        --------
John H. Austin, M.D...........  52    Director(1)(2)
Philip N. Bredesen............  53    Director
Laurence DeFrance.............  52    Director(1)(2)
Emerson D. Farley, Jr., M.D...  58    Director
Richard H. Jones..............  41    Director, Senior Vice President, Finance and
                                        Development
Lawrence N. Kugelman..........  54    Director
Allen F. Wise.................  54    Director, Chief Executive Officer and President
Joseph N. Carroll.............  58    Vice President of Operations
Raul Coronado, M.D., M.S......  58    Vice President and Medical Director
Christopher T. Fey............  45    Vice President
James L. Gore.................  59    Vice President
James R. Hailey...............  40    Vice President, Specialty Markets
Jan H. Hodges.................  37    Vice President, Finance
Nancy I. Lorenz...............  49    Vice President, Government Programs
George R. Mark................  36    Vice President
Robert A. Mayer...............  54    Senior Vice President
Frederick G. Merkel...........  43    Regional Vice President
Thomas J. Murray..............  51    Vice President
Shirley R. Smith..............  52    Vice President, Corporate General Counsel and
                                        Secretary
Dale B. Wolf..................  43    Senior Vice President, Chief Financial Officer and
                                        Treasurer

---------------

(1) Member of Compensation and Benefits Committee
(2) Member of Audit and Finance Committee

     Dr. Austin has been a director of the Company since January 1988 and was elected Chairman of the Board of Directors in December 1995. From October 1994 to March 1997, he served as President of the Professional Services Division of Unihealth, one of the nation's largest voluntary non-profit healthcare networks. From July 1992 to October 1994 he was a self-employed healthcare consultant. He was employed as Executive Vice President and Medical Director for Health Plan of America, a health maintenance organization ("HMO"), from 1987 until June 1992.

     Mr. Bredesen accepted a position as a director of the Company in April 1997. He was formerly a director of the Company from its founding in November 1986 to January 1993. He is currently the Mayor of the Metropolitan Government of Nashville and Davidson County, Tennessee, having been elected to that position in August 1991 and re-elected in August 1995.

     Mr. DeFrance has been a director of the Company since August 1990. He is currently self-employed. He was a member of the Board of Directors of DeVlieg-Bullard, Inc., a manufacturer of precision engineered machine tools, from April 1986 to December 1994. He was DeVlieg-Bullard's President from April 1986 to March 1992 and its Chief Executive Officer from December 1989 to March 1992.

     Dr. Farley has been a director of the Company since December 1994. Dr. Farley founded Medical Specialists, Inc., a multi-specialty internal medicine group located in Richmond, Virginia, in 1972, and has been a practicing member of that group since its inception. Since 1989 he has been the Medical Consultant for Signet Bank in Richmond, Virginia. From 1984 to 1994, he was the Chairman of the Board of Directors of Southern Health Management Corporation (now known as Coventry HealthCare Management Corporation).

     Mr. Jones has been a director of the Company since December 1995. A certified public accountant, Mr. Jones was named President and Chief Executive Officer of Group Health Plan, Inc. on October 7, 1996. He is also Senior Vice President, Finance and Development of the Company and was Treasurer of the Company from June 1993 until December 1996. From November 1990 to June 1993, he was Vice President, Chief Financial Officer and Treasurer of the Company.

     Mr. Kugelman has been a director of the Company since August 1992. He was interim Chief Executive Officer and President of the Company from December 1995 until October 6, 1996. From March 1995 until December 1995 he was a self-employed healthcare consultant. He was Executive Vice President of American Medical International, an organization that owns and operates acute care hospitals nationwide, from January 1993 to March 1995. From July 1992 to December 1992, he was Executive Director of the Sisters of St. Joseph Healthcare Foundation, which was created in connection with HealthPlan of America's conversion from not-for-profit to for-profit status. He was President and Chief Executive Officer of Health Plan of America from September 1986 to July 1992.

     Mr. Wise was elected a director of the Company in October 1996. He was named President and Chief Executive Officer of the Company on October 7, 1996. He was Executive Vice President of MetraHealth Company, Inc. from October
1994 until it was acquired by United HealthCare Corp. in October 1995 and was Executive Vice President of United HealthCare Corp. from October 1995 until October 1996. From January 1994 to October 1994 he was President and Chief Executive Officer of Wise Health System, a healthcare investment company. From 1991 to 1994, Mr. Wise was President and Chief Executive Officer of Keystone Health Plan, a managed healthcare company, and was also Chief Operating Officer of Independence Blue Cross, a healthcare insurance company located in Philadelphia, Pennsylvania.

     Dr. Coronado was elected Vice President and Medical Director of the Company on April 16, 1997 and has served as Vice President and Chief Medical Officer of the Company's subsidiary HealthCare USA-Missouri, LLC since July 1996. From 1995 to June 1996, Dr. Coronado was the Chief Medical Officer for Harmony Health Plan, a West Orange, New Jersey HMO and from 1994 to 1995 he was the Chief Medical Officer of The Prudential Insurance Company/Prucare, an insurance company located in Suffren, New York. From 1993 to 1994, Dr. Coronado was the Medical Director for Fidelis Care, a Medicaid managed healthcare plan located in Brooklyn, New York. From 1988 to 1993, Dr. Coronado was the Associate Medical Director for US HealthCare, Inc., an HMO company located in Blue Belle, Pennsylvania, and also maintained a private family medical practice in Summit and Morristown, New Jersey.

     Mr. Carroll was elected Vice President of Operations of the Company on October 14, 1996. From April 1996 to October 1996, he was a self-employed healthcare consultant. From March 1992 to April 1996, Mr. Carroll was the Senior Vice President and Chief Information Officer of Independence Blue Cross, a healthcare insurance company located in Philadelphia, Pennsylvania.

     Mr. Fey has been a Vice President of the Company since September 1995. Since 1992 he has been Chief Executive Officer of HealthCare USA, Inc. From 1992 to November 1995 and from March 20, 1996 to the present he has been President of HealthCare USA, Inc. From 1990 to 1992, Mr. Fey was President of Healthcare Communication Services, Inc., a healthcare consulting and publishing company located in Gainesville, Florida.

     Mr. Gore has been a Vice President of the Company since December 1994. Since 1990 he has been President and Chief Executive Officer of Coventry HealthCare Management Company and its two subsidiaries, Southern Health Benefit Services, Inc., a third party claims administrator for claims processing, and Southern Health Services, Inc., a 57,000 member open panel HMO located in Richmond, Virginia.

     Mr. Hailey has been the Vice President, Specialty Markets, of the Company since March 1994. Prior to joining the Company, Mr. Hailey was employed by SmithKline Beecham Pharmaceuticals ("SmithKline"), an international pharmaceutical company. From March 1982 to March 1994, Mr. Hailey's experience at SmithKline included managed care sales, marketing, sales management and hospital sales. For more than three years, he practiced clinical pharmacy in a teaching hospital. Mr. Hailey holds a Doctor of Pharmacy license.

     Ms. Hodges has been the Vice President, Finance of the Company since November 1994. Ms. Hodges was Director of Taxation and Treasury of the Company from February 1991 to November 1994. Ms. Hodges is a certified public accountant.

     Ms. Lorenz has been the Vice President, Government Programs of the Company since March 1995. From January 1994 to March 1995, Ms. Lorenz served as Director of Government Programs for Sanus Corporate Health Systems (now known as NYLCare), a managed healthcare company, in Fort Lee, New Jersey, and was responsible for the nationwide expansion of Medicare and Medicaid risk contracts. From 1991 to 1993 she served as Medicare Program Coordinator for the Health Care Financing Administration in New York.

     Mr. Mark was named Vice President of the Company and Vice President and Chief Financial Officer of HealthAmerica Pennsylvania, Inc. on December 16, 1996. From October 1993 to December 1996, Mr. Mark was a partner with Coopers & Lybrand L.L.P., an international professional services firm. From September 1991 to October 1993, he was a senior manager with the same firm. Mr. Mark is a certified public accountant.

     Mr. Mayer was named Senior Vice President of the Company and Chief Operating Officer of HealthAmerica Pennsylvania, Inc. on February 10, 1997. From November 1994 to February 1997, he was President and Chief Executive Officer of Independence Financial Services Corp., an insurance holding company located in Stamford, Connecticut. From February 1989 to November 1994, Mr. Mayer was Senior Vice President, Chief Financial Officer, Treasurer and a Director of Sierra Health Services, Inc., a managed care company located in Las Vegas, Nevada which provides a wide range of services.

     Mr. Merkel has been a Regional Vice President of the Company since April 1994. Since October 1995 he has been Chief Executive Officer of HealthAmerica Pennsylvania, Inc. He was President and Chief Executive Officer of HealthAmerica of Central Pennsylvania, a division of HealthAmerica Pennsylvania, Inc., from February 1991 to October 1995.

     Mr. Murray has been a Vice President of the Company since December 1995. He is also Senior Vice President and Chief Marketing Officer of HealthAmerica Pennsylvania, Inc. He previously served as President, from November 1995 to March 1997, and as Senior Vice President, Marketing from October 1988 to November 1995, of HealthAmerica Pennsylvania, Inc.'s Pittsburgh operation.

     Ms. Smith has been a Vice President, Corporate General Counsel and Secretary of the Company since March 1994. From August 1993 to March 1994, she was Acting General Counsel and Secretary of the Company. From April 1989 to August 1993, she was Assistant General Counsel of the Company.

     Mr. Wolf was elected Senior Vice President, Chief Financial Officer and Treasurer of the Company on December 9, 1996. From August 1995 to December 1996, he was Executive Vice President of SpectraScan Health Services, Inc., a Connecticut women's healthcare services company. From January 1995 to August 1995, Mr. Wolf was Senior Vice President, Business Development for MetraHealth Companies, Inc., a Connecticut managed healthcare company. Prior to that, from August 1988 to December 1994, Mr. Wolf was Vice President, Specialty Operations Officer for the Managed Care and Employee Benefits Operations of The Travelers, a Hartford, Connecticut insurance company. Mr. Wolf is a Fellow of the Society of Actuaries.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company during fiscal year 1996 pursuant to Rule 16a-3(e) of the Exchange Act and upon written representations from reporting persons that Form 5 was not required to report late filings, all reporting persons filed on a timely basis, except the following: Christopher T. Fey filed one late report relating to three transactions.

                             ---------------------

Item 11:  Executive Compensation

     The following table sets forth annual, long-term and other compensation awarded to, earned by or paid to the Chief Executive Officer and the persons who, in fiscal 1996, were the other four most highly compensated executive officers of the Company (the "Named Executive Officers") for the three fiscal years ended December 31, 1994, 1995 and 1996:

                           SUMMARY COMPENSATION TABLE

                                                                         LONG TERM
                                                                       COMPENSATION
                                                                          AWARDS
                                                                      ---------------
                                                ANNUAL COMPENSATION     SECURITIES
                                                -------------------     UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION              YEAR    SALARY     BONUS     OPTIONS/SARS(#)   COMPENSATION
---------------------------              ----   --------   --------   ---------------   ------------
Allen F. Wise (1)......................  1996   $137,395   $     --       400,000          $   --
  President & Chief Executive Officer    1995         --         --            --              --
                                         1994         --         --            --              --
Lawrence N. Kugelman(2)................  1996    247,262         --        25,000(3)        6,500(5)
  Director, Former President & Chief     1995     24,167         --         2,000(4)       27,000(6)
  Executive Officer                      1994         --         --         2,000(4)       26,000(6)
Frederick G. Merkel....................  1996    245,607         --       100,000(3)        1,182(5)
  Regional Vice President                1995    219,371         --        25,000           2,910(5)
                                         1994    151,940     67,500        60,000           1,000(5)
Richard H. Jones.......................  1996    229,588         --       100,000(3)        6,750(5)
  Senior Vice President, Finance &       1995    205,000         --        25,000           6,000(5)
  Development                            1994    180,290     64,000            --           6,000(5)
Thomas J. Murray.......................  1996    229,343         --        20,000(3)       11,177(5)
  Vice President                         1995    198,799     12,637        25,000           9,123(5)
                                         1994    134,675     65,900            --           4,587(5)
Christopher T. Fey.....................  1996    220,966         --        25,000(3)           --
  Vice President                         1995    222,819         --       140,000              --
                                         1994    143,162         --            --              --

---------------

(1) Allen F. Wise was appointed President and Chief Executive Officer effective October 7, 1996.
(2) Lawrence N. Kugelman served as interim President and Chief Executive Officer from December 14, 1995 through October 6, 1996.
(3) Does not include options granted in exchange for outstanding options. See Report on Repricing of Options, p. 11 of this Proxy Statement.
(4) Options granted under the 1993 Directors Plan.
(5) Consists of employee contributions to the Company's Retirement Savings Plan and related nonqualified Supplemental Executive Retirement Plan.
(6) Consists of Outside Director fees.

     The following table provides information on option grants to the Named Executive Officers during fiscal 1996. No stock appreciation rights ("SARs") were granted during fiscal 1996.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                              INDIVIDUAL GRANTS(1)
                                -------------------------------------------------
                                              PERCENT OF
                                                TOTAL
                                 NUMBER OF     OPTIONS/                             POTENTIAL REALIZABLE VALUE AT
                                SECURITIES       SARS                                  ASSUMED ANNUAL RATES OF
                                UNDERLYING    GRANTED TO   EXERCISE                    STOCK PRICE APPRECIATION
                                 OPTIONS/     EMPLOYEES     OR BASE                        FOR OPTION TERM
                                   SARS       IN FISCAL      PRICE     EXPIRATION   ------------------------------
NAME                            GRANTED(#)       YEAR      ($/SHARE)      DATE           5%               10%
----                            -----------   ----------   ---------   ----------   -------------    -------------
Allen F. Wise.................    400,000        35.4%      $11.00      10/07/06       $2,772,000       $6,996,000
Lawrence N. Kugelman..........     25,000         2.2        12.75      03/01/06          200,813          506,813
Frederick G. Merkel...........    100,000         8.8        12.75      09/06/06          803,250        2,027,250
Richard H. Jones..............    100,000         8.8        12.75      09/06/06          803,250        2,027,250
Thomas J. Murray..............     20,000         1.8        12.75      03/01/06          160,650          405,450
Christopher T. Fey............     25,000         2.2        12.75      03/01/06          200,813          506,813

---------------

(1) Generally, all options vest in equal increments annually over a four year period; Mr. Wise's options vest in equal increments annually over three years. Upon a sale or transfer of all or substantially all of the capital stock or assets of the Company, or a merger or consolidation with an unaffiliated entity, all options will fully vest immediately.

     The following table provides information as to options exercised or held during fiscal 1996 by the Named Executive Officers:

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                   NUMBER OF
                                                                   SECURITIES          VALUE OF
                                                                   UNDERLYING        UNEXERCISED
                                                                  UNEXERCISED        IN-THE-MONEY
                                                                OPTIONS/SARS AT    OPTIONS/SARS AT
                                                                FISCAL YEAR-END    FISCAL YEAR-END
                                                                      (#)                ($)
                                     SHARES                     ----------------   ----------------
                                  ACQUIRED ON       VALUE       EXERCISABLE(E)/    EXERCISABLE(E)/
NAME                              EXERCISE (#)   REALIZED ($)   UNEXERCISABLE(U)   UNEXERCISABLE(U)
----                              ------------   ------------   ----------------   ----------------
Allen F. Wise...................          --       $     --              --E            $  --E
                                                                    400,000U               --U
Lawrence N. Kugelman............          --             --          29,000E               --E
                                                                         --U               --U
Frederick G. Merkel.............          --             --          80,168E            8,046E
                                                                    152,500U               --U
Richard H. Jones................          --             --         121,036E            4,321E
                                                                    127,500U               --U
Thomas J. Murray................          --             --          48,584E               --E
                                                                     41,750U               --U
Christopher T. Fey..............          --             --          50,000E               --E
                                                                    115,000U               --U

                      COMPENSATION AND BENEFITS COMMITTEE

                           Laurence DeFrance (Chair)
                              John H. Austin, M.D.

DIRECTORS' COMPENSATION

     All directors are reimbursed by the Company for out-of-pocket expenses incurred in connection with attendance at meetings. Members of the Board of Directors who are not officers or employees of the Company, its subsidiaries or affiliates ("Outside Directors") each receive an annual retainer of $16,000 paid in quarterly installments of $4,000 each. Outside Directors also receive $1,000 for each meeting of the Board of Directors or any committee thereof attended, and $500 for each telephonic meeting.

     Pursuant to the 1993 Outside Directors Stock Option Plan, as amended (the "1993 Directors Plan"), each director who is not an employee of or consultant to the Company or one of its subsidiaries receives a grant of stock options for 2,000 shares, or 6,000 shares in the case of the Chairman of the Board of Directors, of the Company's Common Stock on January 1 of each year. Because Dr. Farley serves as a consultant to Coventry HealthCare Management Corporation, a subsidiary of the Company, he is eligible to receive options under the Company's stock option plans for employees and consultants but is not eligible to receive options under the 1993 Directors Plan. Mr. Kugelman did not receive the stock option grant on January 1, 1996, because he was employed by the Company as Interim President and Chief Executive Officer on that date.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     Allen F. Wise. Mr. Wise entered into an Employment Agreement effective October 7, 1996 for an initial term of one year (the "Initial Term"), which will continue on a year-to-year basis as long as a new employment contract is not executed or the agreement has not been otherwise terminated. Under the terms of the agreement, Mr. Wise receives a base salary of $450,000 per year. In addition, upon execution of the agreement, Mr. Wise received non-qualified stock options to purchase 400,000 shares of the Company's Common Stock at an exercise price of $11.00 per share, the fair market value per share of the Common Stock as of October 7, 1996. These options will vest over a period of three years, subject to acceleration in the event that substantially all of the assets or capital stock of the Company are sold or transferred or the Company is merged or consolidated with an unaffiliated entity. Mr. Wise is also eligible to receive an annual incentive bonus of up to 100% of his base salary, determined 50% on achievement of performance factors by the Company and the remainder to be granted in the sole discretion of the Compensation and Benefits Committee of the Board of Directors. If Mr. Wise's employment is terminated by the Company for any reason other than cause, or he terminates his employment with the Company as a result of a significant change in the nature or the scope of his position and authority following a Change in Control (as defined below), the Company will continue to pay his base salary at that time plus that portion of his annual incentive bonus which is based on the Company's performance, if those criteria are met, for a period of twelve months, plus any time period remaining in the Initial Term. In consideration of these benefits, Mr. Wise agreed not to compete with the Company during the term of his employment and for one year thereafter.

     Christopher T. Fey. Mr. Fey entered into an Employment Agreement with HealthCare USA, Inc., effective February 17, 1994, which was amended by an Amendment dated February 3, 1995, and executed by Mr. Fey, HealthCare USA, Inc. and the Company. Under the terms of this agreement, Mr. Fey receives a base salary (currently $220,096 per year) and is also eligible to participate in the Company's bonus programs available to officers. If Mr. Fey's employment is terminated by the Company for any reason other than cause, the Company will continue to pay his base salary at the time for a period of one year following termination of employment. In consideration of these benefits, Mr. Fey agreed not to compete with the Company during the term of his employment and for one year thereafter.

     Richard H. Jones. Mr. Jones entered into an Employment Agreement with the Company effective November 11, 1996 for an initial term of two years, which will continue on a year-to-year basis as long as a new employment contract is not executed or the agreement has not been otherwise terminated. Under the terms of this agreement, Mr. Jones receives a base salary of $265,000 per year and was granted non-qualified options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $12.75 per share, the fair market value per share of the Common Stock as of September 6, 1996. These options will vest over a period of four years, subject to acceleration in the event that substantially all of the assets or capital stock of the Company are sold or transferred or the Company is merged or consolidated with an unaffiliated entity. Of the options granted to Mr. Jones under his Employment Agreement, options to purchase 25,000 shares were exchanged for existing nonvested options to purchase the same number of shares at a higher price. Mr. Jones is eligible to participate in any annual incentive bonus programs available to officers of the Company and to receive other incentive compensation as determined annually by the Compensation and Benefits Committee of the Board of Directors. Additionally, Mr. Jones will be eligible to receive a retention bonus in the amount of $400,000 to be paid in full on January 31, 1999, if he is and has been continuously employed with the Company or a subsidiary of the Company until that time. In the event Mr. Jones terminates his employment for Good Reason (as defined below), or in the event the Company terminates his employment for any reason other than cause, Mr. Jones will continue to receive his yearly base salary for a period of 24 months following termination and will be allowed to exercise any vested options. In the event Mr. Jones' employment is terminated at any time within three years following the occurrence of a Change in Control (as defined below), the terms of this agreement, except with respect to the exercise and acceleration of options to purchase Common Stock, will become null and void, and the terms and conditions of that certain Change in Control Agreement executed by Mr. Jones and the Company as of September 12, 1995 will control. In consideration of these benefits, Mr. Jones agreed not to compete with the Company during the term of his employment and for two years thereafter.

     Under the terms and conditions of that Change in Control Agreement, in exchange for an agreement not to compete with the Company for a period of one year following the termination of his employment with the Company, Mr. Jones will receive an amount equal to 299.99% of his base salary plus 299.99% of his annual bonus if at any time within three years after a Change in Control (as defined below) his employment is terminated by the Company for any reason other than cause, or if he terminates his employment with the Company for Good Reason (as defined below). Under this agreement, benefits are payable as follows: (i) one-third of the total amount due will be paid in substantially equal semi-monthly installments over the twelve months immediately following termination of employment; and (ii) the remaining two-thirds will be paid in a lump sum within five business days after the expiration of such twelve month period.

     Frederick G. Merkel. Mr. Merkel entered into an Employment Agreement with the Company effective September 1, 1996, for an initial term of two years, which will continue on a year-to-year basis as long as a new employment contract is not executed or the agreement has not been otherwise terminated. Under the terms of this Agreement, Mr. Merkel receives a base salary of $265,000 per year, and was granted options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $12.75 per share, the fair market value per share of the Common Stock as of September 6, 1996. These options will vest over a period of four years, subject to acceleration in the event that substantially all of the assets or capital stock of the Company are sold or transferred or the Company is merged or consolidated with an unaffiliated entity. Of the options granted to Mr. Merkel under his Employment Agreement, options to purchase 25,000 shares were exchanged for existing nonvested options to purchase the same number of shares at a higher price. Mr. Merkel is eligible to participate in any annual incentive bonus programs available to officers of the Company and to receive other incentive compensation as determined annually by the Compensation and Benefits Committee of the Board of Directors. Additionally, Mr. Merkel will be eligible to receive a retention bonus in the amount of $400,000 to be paid in full on January 31, 1999, if he is and has been continuously employed with the Company or a subsidiary of the Company until that time. In the event Mr. Merkel terminates his employment for Good Reason (as defined below), or in the event the Company terminates his employment for any reason other than cause, Mr. Merkel will continue to receive his yearly base salary for a period of 24 months following termination and will be allowed to exercise any vested options. In the event Mr. Merkel's employment is terminated at any time within three years following the occurrence of a Change in Control (as defined below), the terms of this agreement, except with respect to the exercise and acceleration of options to purchase Common Stock, will become null and void, and the terms and conditions of that certain Change in Control Agreement executed by Mr. Merkel and the Company as of September 12, 1995 will control. In consideration of these benefits, Mr. Merkel agreed not to compete with the Company during the term of his employment and for two years thereafter.

     Under the terms and conditions of that Change in Control Agreement, in exchange for an agreement not to compete with the Company for a period of one year following the termination of his employment with the Company, Mr. Merkel will receive an amount equal to 299.99% of his base salary plus 299.99% of his annual bonus if at any time within three years after a Change in Control (as defined below) his employment is terminated by the Company for any reason other than cause, or he terminates his employment with the Company for Good Reason (as defined below). Under this agreement, benefits are payable as follows: (i) one-third of the total amount due will be paid in substantially equal semi-monthly installments over the twelve months immediately following termination of employment; and (ii) the remaining two-thirds will be paid in a lump sum within five business days after the expiration of such twelve month period.

     Thomas J. Murray. Mr. Murray entered into an Employment Agreement with the Company effective July 28, 1995, for an initial term of one year, which will continue on a year-to-year basis as long as a new employment contract is not executed or the agreement has not been otherwise terminated. Under the terms of this agreement, Mr. Murray receives a base salary (currently $227,513 per year) and is also eligible to participate in any annual incentive bonus programs available to officers of the Company and to receive other incentive compensation as determined annually by the Compensation and Benefits Committee of the Board of Directors of the Company. During the term of the Agreement, if Mr. Murray's employment is terminated for any reason other than cause, or Mr. Murray terminates his employment for Good Reason (as defined below), Mr. Murray will continue to receive his yearly base salary for a period of 12 months following termination. If at any time within two years following the occurrence of a Change in Control Mr. Murray's employment with the Company is terminated for any reason other than cause, or he terminates his employment for Good Reason, Mr. Murray will receive 150% of his base salary and 150% of his bonus at the time of termination. In consideration of these benefits, Mr. Murray agreed not to compete with Company during the term of his employment and for a period of one year thereafter or 18 months thereafter in the case of termination following a Change in Control.

     Definitions. For purposes of the agreements described above, a "Change in Control" is defined to include any of the following events: (i) the acquisition of at least a majority of the outstanding shares of the Company's Common Stock by any person or entity; (ii) the merger or consolidation of the Company into or with another entity if, as a result, the persons who owned a majority of the Common Stock prior to the transaction do not own a majority after the transaction; (iii) the sale of substantially all of the assets of the Company; or (iv) any change in the composition of the Board of Directors such that persons who at the beginning of any period of up to two years constituted at least a majority of the Board of Directors cease to constitute at least a majority of the Board of Directors at the end of such period.

     For purposes of the agreements described above, "Good Reason" is generally defined to include a significant change in the nature or scope of the executive's position and authority or a reduction in base salary. In the Change in Control Agreements and Mr. Murray's Employment Agreement, "Good Reason" also includes certain substantial reductions in incentive compensation or a change in the location in which the executive is required to perform services.

     Acceleration of Other Options on a Change in Control. The Compensation and Benefits Committee has determined that certain key executive officers who are granted stock options under the Company's stock option plans will become fully vested in all options granted to them if, during their employment, substantially all of the capital stock or assets of the Company are sold or transferred, or if the Company is merged into or consolidated with another unaffiliated entity.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the year ended December 31, 1996, the members of the Compensation and Benefits Committee were Laurence DeFrance (Chair), Emerson D. Farley, Jr., M.D. and John H. Austin, M.D. Neither Mr. DeFrance nor Dr. Austin is an officer or employee or former officer or employee of the Company or any of its subsidiaries; and neither Mr. DeFrance nor Dr. Austin has any relationship requiring disclosure by the Company under applicable rules and regulations promulgated by the Securities and Exchange Commission. As described below, Dr. Farley serves as a consultant to a subsidiary of the Company. Dr. Farley resigned from the Compensation and Benefits Committee on December 18, 1996. After the 1996 annual meeting of shareholders, Dr. Farley did not participate in decisions of the Compensation and Benefits Committee concerning executive compensation that would otherwise qualify for the performance-based compensation exemption from the $1,000,000 limit on the tax deductibility of certain executive compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code").

     The Company and Dr. Farley entered into a Consulting Agreement dated January 1, 1995, under which Dr. Farley provides consulting services to Coventry HealthCare Management Corporation, the Company's subsidiary headquartered in Richmond, Virginia, in exchange for a fee of $72,000 per annum. Dr. Farley served as Chairman of Southern Health Management Corporation, the predecessor of Coventry HealthCare Management Corporation, prior to its acquisition by the Company on December 1, 1994. The Consulting Agreement is for a period of one year renewable annually but may be terminated by either party by giving the other party 60 days prior written notice of such termination. In addition, unvested non-qualified options held by Dr. Farley to purchase 5,000 shares of Common Stock at an exercise price of $24.50 per share and vested non-qualified options held by Dr. Farley to purchase 7,000 shares of Common Stock at an exercise price of $24.50 per share were exchanged on September 6, 1996 and November 6, 1996 for new options to purchase the equivalent number of shares at the fair market value as of September 6, 1996 of $12.75 per share. The fair market value of the Company's Common Stock as of November 6, 1996 was $9.625 per share.

Item 12:  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information, as of March 31, 1997, regarding the beneficial ownership of the Company's Common Stock by (i) each person or group who is known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) all directors and nominees for director of the Company, (iii) each executive officer named in the Executive Compensation Table and (iv) all directors and executive officers of the Company as a group. The number of shares beneficially owned by each director or executive officer is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. The Company believes that each of the beneficial owners of the Common Stock listed below, based on information furnished by such owner, has sole voting and investment power (or shares such powers with his or her spouse or in the case of an entity, with its affiliates) with respect to such shares, subject to the information contained in the notes to the table.

                                                              AMOUNT AND
                                                              NATURE OF      PERCENT
                                                              BENEFICIAL    OF VOTING
NAME AND ADDRESS OF BENEFICIAL OWNER                          OWNERSHIP     STOCK(1)
------------------------------------                          ----------    ---------
Massachusetts Financial Services Company(2).................  3,282,065        9.9%
  500 Boylston Street
  Boston, MA 02116
The Crabbe Huson Group, Inc.(3).............................  2,539,500        7.7%
  121 S.W. Morrison, Suite 1400
  Portland, OR 97204
Neuberger & Berman, LLC(4)..................................  2,509,200        7.6%
  605 Third Avenue
  New York, NY 10158-3698
Philip N. Bredesen..........................................  1,769,276        5.4%
  Office of the Mayor
  107 Metropolitan Courthouse
  Nashville, TN 37201
John H. Austin, M.D.........................................     29,834(5)    *
Laurence DeFrance...........................................     13,334(5)    *
Emerson D. Farley, Jr., M.D.................................     77,510(5)    *
Christopher T. Fey..........................................    510,640(5)     1.6%
Richard H. Jones............................................    121,036(5)    *
Lawrence N. Kugelman........................................     64,000(5)    *
Frederick G. Merkel.........................................     80,688(5)    *
Thomas J. Murray............................................     48,584(5)    *
Allen F. Wise...............................................      2,125       *
Executive Officers and Directors as a Group (19 persons)....  1,046,229(5)     8.6%

---------------

 * Less than one percent.
(1) For purposes of this table, a person or group of persons is deemed to beneficially own shares issuable upon the exercise of warrants or options that are currently exercisable or that will become exercisable within 60 days from the date set forth above.
(2) According to its most recent Schedule 13G, Massachusetts Financial Services Company is a Delaware corporation.
(3) According to its most recent Schedule 13G, the Crabbe Huson Group, Inc. is an Oregon corporation.
(4) According to its most recent Schedule 13G, Neuberger & Berman, LLC is a New York limited liability company.
(5) Includes the following shares issuable upon exercise of stock options which are currently exercisable or which will become exercisable within 60 days of the date set forth above: John H. Austin, M.D., 15,334 shares subject to options; Laurence DeFrance, 11,334 shares subject to options; Emerson D. Farley, Jr., M.D., 17,000 shares subject to options; Christopher T. Fey, 50,000 shares subject to options; Richard H. Jones, 121,036 shares subject to options; Lawrence N. Kugelman, 29,000 shares subject to options; Frederick G. Merkel, 80,168 shares subject to options; Thomas J. Murray, 48,584 shares subject to options; and all executive officers and directors as a group (19 persons), 443,168 shares subject to options.

Item 13:  Certain Relationships and Related Transactions

     The Company and Dr. Emerson D. Farley, Jr. entered into a Consulting Agreement dated January 1, 1995, under which Dr. Farley provides consulting services to Coventry Healthcare Management Corporation, the Company's subsidiary headquartered in Richmond, Virginia, in exchange for a fee of $72,000 per annum. The Consulting Agreement is for a period of one year renewable annually but may be terminated by either party by giving the other party 60 days prior written notice of such termination. In addition, unvested non-qualified options held by Dr. Farley to purchase 5,000 shares of Common Stock at an exercise price of $24.50 per share and vested non-qualified options held by Dr. Farley to purchase 7,000 shares of Common Stock at an exercise price of $24.50 per share were exchanged on September 6, 1996 and November 6, 1996 for new options to purchase the equivalent number of shares at the fair market value as of September 6, 1996 of $12.75 per share. The fair market value of the Company's Common Stock as of November 6, 1996 was $9.625 per share.

     Christopher T. Fey and his wife, Tamara T. Fey, entered into a revolving line of credit promissory note (the "Note") on April 15, 1994, in the original principal amount of $250,000, in favor of HealthCare USA, Inc., headquartered in Jacksonville, Florida. The Company acquired HealthCare USA, Inc. on July 28, 1995. The maturity date of the Note is the earlier of December 31, 1997 or the date that Mr. Fey ceases to be employed by HealthCare USA, Inc.

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



Dated:  April 30, 1997

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