Form 10-Q
period 1997-03-31
COVENTRY CORP
filed 1997-05-15
CIK 867440

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997

                                       or

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

                                    YES X   NO
                                       ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                                Outstanding at May 7, 1997
-----                                                --------------------------
Common stock $.01 Par Value                                   33,029,358

                              COVENTRY CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                                Page
                                                                               ------

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

         Condensed Consolidated Balance Sheets at March 31, 1997
         and December 31, 1996                                                   1

         Condensed Consolidated Statements of Operations
         for the three months ended March 31, 1997
         and 1996                                                                2

         Condensed Consolidated Statements of Cash Flows
         for the three months ended March 31, 1997 and 1996                      3

         Notes to Condensed Consolidated Financial Statements                    4

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                     6

PART II. OTHER INFORMATION

Item 1:  Legal Proceedings                                                      11

Items 2, 3, 4, and 5                                                            11

Item 6:  Exhibits and Reports on Form 8-K                                       11

Signatures                                                                      12

                      COVENTRY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                     March 31,    December 31,
ASSETS                                                                                 1997           1996
------------------------------------------------------                               ---------    -----------
                                                                                    (unaudited)
Cash and cash equivalents                                                           $  91,825       $  85,646
Short-term investments                                                                  6,137           7,388
Accounts receivable, net                                                               40,412          37,921
Other receivables                                                                      29,680          22,661
Assets held for sale                                                                   11,721          23,856
Deferred income taxes and other current assets                                         28,171          30,819
                                                                                    ---------       ---------
         Total current assets                                                         207,946         208,291

Long-term investments                                                                  74,779          75,389
Property and equipment, net                                                            24,775          24,979
Goodwill and intangible assets, net                                                   115,859         118,346
Other assets                                                                           22,550          21,940
                                                                                    ---------       ---------
         Total assets                                                               $ 445,909       $ 448,945
                                                                                    =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Medical claim liabilities                                                           $ 142,599       $ 146,082
Accounts payable and other accrued liabilities                                         86,171          84,563
Deferred revenue                                                                       16,174          14,888
Current portion of long-term debt and notes payable                                    36,400          36,468
                                                                                    ---------       ---------

         Total current liabilities                                                    281,344         282,001

Long-term debt                                                                         57,280          57,291
Other long-term liabilities                                                             7,956           9,226
Stockholder's equity:

         Common Stock, $.01 par value; 50,000,000
         shares authorized; 33,460,934 issued
         (including 439,560 shares owned by a subsidiary),
         33,021,374 shares outstanding in 1997 and 33,001,296
         shares issued and outstanding in 1996                                            335             330
Additional paid-in capital                                                            141,294         136,142
Net unrealized investment gain (loss)                                                      (9)            395
Accumulated deficit                                                                   (37,291)        (36,440)
Treasury stock, at cost, 439,560 shares                                                (5,000)           --
                                                                                    ---------       ---------
         Total stockholders' equity                                                    99,329         100,427
                                                                                    ---------       ---------
         Total liabilities and stockholders' equity                                 $ 445,909       $ 448,945
                                                                                    =========       =========


See notes to condensed consolidated financial statements.

                      COVENTRY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                          Three months ended
                                                                               March 31,
                                                                        ----------------------
                                                                           1997         1996
                                                                        ---------    ---------
Operating revenues:
   Managed care premiums                                                $ 295,519    $ 233,663
   Management services                                                      3,826        3,274
                                                                        ---------    ---------
             Total operating revenues                                     299,345      236,937

Operating expenses:
   Health benefits                                                        264,276      199,301
   Selling, general and administrative                                     39,321       36,557
   Depreciation and amortization                                            4,315        3,851
   Gain on sale of medical offices                                         (5,954)        --
                                                                        ---------    ---------
             Total operating expenses                                     301,958      239,709
                                                                        ---------    ---------

Operating loss                                                             (2,613)      (2,772)

Other income, net                                                           3,068        2,274
Interest expense                                                           (1,841)      (1,100)
                                                                        ---------    ---------

Loss before income taxes                                                   (1,386)      (1,598)

Benefit from income taxes                                                    (554)        (630)
Minority interest                                                              19         --
                                                                        ---------    ---------

Net loss                                                                $    (851)   $    (968)
                                                                        =========    =========

Net loss per common and
  common equivalent share                                               $   (0.03)   $   (0.03)
                                                                        =========    =========

Weighted average common and
  common equivalent shares outstanding                                     33,042       32,854
                                                                        =========    =========


See notes to condensed consolidated financial statements.

                      COVENTRY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                   Three months ended March 31,
                                                                                   ----------------------------
                                                                                         1997        1996
                                                                                       --------    --------
Net cash provided by operating activities                                              $    881    $  2,263
                                                                                       --------    --------

Cash flows from investing activities:
   Capital expenditures, net                                                             (1,623)     (3,286)
   Sale of investments                                                                    9,581      15,714
   Purchase of investments                                                               (8,238)     (4,366)
   Proceeds from sale of subsidiary                                                       5,500         --
   Payments for purchase of subsidiaries, net of
   cash acquired                                                                           --       (27,909)
                                                                                       --------    --------

Net cash used in investing activities                                                     5,220     (19,847)
                                                                                       --------    --------

Cash flows from financing acitivities:
   Issuance of long-term debt and notes payable                                            --        35,035
   Payments of long-term debt and notes payable                                             (79)     (7,373)
   Net proceeds from issuance of stock                                                      157       2,871
                                                                                       --------    --------

Net cash provided by financing activities                                                    78      30,533
                                                                                       --------    --------

Net increase in cash and cash equivalents                                                 6,179      12,949
Cash and cash equivalents at beginning of
the period                                                                               85,646      67,435
                                                                                       --------    --------

Cash and cash equivalents at end of the period                                         $ 91,825    $ 80,384
                                                                                       ========    ========


Supplemental disclosures of cash flow information
   Cash paid (received) during the period was
   as follows:
          Interest                                                                     $  2,570    $    924
                                                                                       ========    ========
          Income taxes                                                                 $ (1,895)   $    584
                                                                                       ========    ========


See notes to condensed consolidated financial statements

                              COVENTRY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements of Coventry Corporation and subsidiaries (the "Company") contained in this report are unaudited but reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair statement of the results of the interim periods reflected. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain reclasifications have been made to 1996 amounts to conform to the 1997 presentation. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's most recent Annual
Report on Form 10-K/A, filed with the SEC on April 30, 1997.

2.       ACQUISITIONS

         Effective March 22, 1996, the Company purchased 81% of the common stock of PARTNERS Health Plan of Pennsylvania, Inc. and acquired the remaining 19% of the common stock through the merger of a subsidiary of the Company with and into PARTNERS, whose name was changed to Coventry Health Plan of Pennsylvania, Inc. ("CHP"). CHP is the holding company for Coventry Health Plan of Western Pennsylvania, Inc., which, at the time of acquisition, was known as Aetna Health Plan of Western Pennsylvania, Inc. and served approximately 16,000 HMO members in the Pittsburgh area. Consideration for the transaction was approximately $35 million in cash, of which approximately $32.1 million was recorded as goodwill. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the net assets have been included in the consolidated financial statements from the effective date of acquisition. In conjunction with the acquisition, the Company received a non-compete agreement from Aetna and expected to enter into a favorable joint marketing agreement with Aetna and to have the opportunity to acquire other Aetna membership at a favorable price. These opportunities have not come to fruition and are not expected to, given Aetna's acquisition of one of the Company's competitors in the western Pennsylvania market. As a result of these events, the Company filed suit against Aetna and the competitor alleging breach of the acquisition agreement, seeking enforcement of the non-compete agreement and requesting other forms of relief. Based on the current and future expected operating results, the Company reduced the carrying value of the goodwill to $10.0 million at December 31, 1996.

         Effective April 1, 1996 the Company entered into a Joint Venture Agreement with Hamilton Health Center, Inc., a non-profit corporation providing health care services to Medicaid recipients, to create "HealthMate," a company providing health care services to Medicaid recipients in central Pennsylvania. As part of the agreement the Company acquired 49% of HealthMate's common stock and is obligated under certain circumstances to make additional contributions totaling $550,000 over the next two and a half years. As of April 1, 1996 HealthMate had approximately 6,500 members. The Company has accounted for this transaction under the purchase method of accounting and, accordingly, the net assets have been included in the consolidated financial statements from the effective date of acquisition.

         Because the purchase price and the operations of the PARTNERS and HealthMate acquisitions for the periods presented are not material to the consolidated financial statements of the Company, pro forma financial information has not been included herein.


3.       SALE OF MEDICAL OFFICES

         Effective March 31, 1996, the Company completed its sale of the medical offices associated with HealthAmerica Pennsylvania, Inc., its health plan in Pittsburgh, Pennsylvania, to a major health care provider organization.
The sales price was $20 million and the transaction resulted in a pretax gain of approximately $6.0 million. Coincident with the sale, the Company entered into a long-term global capitation agreement with the purchaser covering approximately 250,000 members, pursuant to which the provider organization will receive a fixed percentage of premium to cover all of the cost of medical care the globally capitated members will receive.

4.       SUBSEQUENT EVENTS

         In March 1997, the Company entered into an agreement to sell the medical offices associated with Group Health Plan, its health plan in St. Louis, Missouri, to a major health care provider organization. The sale price was $27 million in cash. The transaction was completed effective May 1, 1997 and therefore, the assets of these medical offices have been classified as current assets as of March 31, 1997. The agreement covers medical offices serving 92,000 members. Coincident with the sale of the medical offices, the Company entered into a long-term global capitation arrangement with the purchaser of the medical offices, pursuant to which the provider organization will receive a fixed percentage of premiums to cover all of the cost of medical care the globally capitated members will receive. The Company expects the transaction will result in a pre-tax gain of approximately $10.0 million in the second quarter of 1997.

         On April 2, 1997, the Company announced that it entered into a securities purchase agreement with Warburg, Pincus Ventures, L.P. ("Warburg") and Franklin Capital Associates III L.P. ("Franklin" and collectively with Warburg the "Investors") for the Investors' purchase of $40 million of Convertible Exchangeable Subordinated Notes of the Company (the "Convertible Notes"), together with warrants to purchase 2.35 million shares of the Company's common stock. The Convertible Notes are convertible into 4 million shares of the Company's common stock. On May 9, 1997, the Investors purchased $26.8 million of the Convertible Notes and 1.6 million warrants for an aggregate purchase price of $28.4 million. Approximately $20 million of the proceeds was utilized to prepay a portion of the Company's outstanding credit facility debt.
The remaining investment by Warburg of approximately $13.9 million is subject to the approval of state insurance regulators in certain states. The
Convertible Notes will be exchangeable at the Company's option for shares of convertible preferred stock, the authorization of which will require the approval of the Company's shareholders at the 1997 shareholders' meeting.

ITEM 2:

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     Quarters ended March 31, 1997 and 1996

GENERAL

         Coventry Corporation, headquartered in Nashville, Tennessee, is a managed health care company that provides comprehensive health benefits and services to a broad cross section of employer and government-funded groups in Pennsylvania, Ohio, West Virginia, Missouri, Illinois, Virginia and Florida.


         The Company serves a membership of 758,093 full-risk members and approximately 139,991 self-insured members as of March 31, 1997. The following table shows the total number of enrollees as of March 31, 1997 and 1996 by geographic area and by product and the percentage increases in enrollment.

                                               March 31,
                                      ---------------------------
                                                          Percent
                                       1997      1996     Change
                                      -------   -------   -------
Western Pennsylvania                  291,599   282,572      3.2 %
Central Pennsylvania                  256,102   219,448     16.7 %
St. Louis                             259,439   224,615     15.5 %
Richmond                               62,346    67,805     (8.1)%
Jacksonville                           28,598    25,977     10.1 %
                                      -------   -------
    Total                             898,084   820,417      9.5 %
                                      =======   =======

                                               March 31,
                                      ---------------------------
                                                          Percent
                                        1997      1996    Change
                                      -------   -------   -------
Commercial HMO                        405,011   425,444     (4.8)%
Commercial PPO/POS                    203,589   136,064     49.6 %
Medicare risk                          27,880     7,809    257.0 %
Medicaid                              121,613   111,135      9.4 %
Non-risk                              139,991   139,965      0.0 %
                                      -------   -------
Total                                 898,084   820,417      9.5 %
                                      =======   =======





RESULTS OF OPERATIONS

QUARTERS ENDED MARCH 31, 1997 AND 1996

         Managed care premiums increased $61.9 million, or 26.5%, from the prior year quarter. This increase is a result of risk membership growth of 77,641, or 11.4%, from the prior year quarter. Growth in Medicare Risk membership of 20,071 accounted for over 25% of the membership increase. The effect of the increased membership on revenues was enhanced by a 3.1% increase in the mix adjusted premium yield in 1997 as compared to the same period in 1996. The revenue increase in the first quarter was also enhanced by the growth in

Medicare risk membership which has a significantly higher per member per month premium when compared to the commercial products.

         Management services revenue increased $0.6 million or 16.9% from the prior year. This increase is attributable to the increase in the average per member per month administration fee, the effect of certain billing adjustments and the mix of certain employer groups.

         The Company's operating expenses are primarily health benefits including medical claims paid under contracted relationships with a wide variety of providers, capitation payments and expenses relating to the operation of the Company's health centers. Medical claims expense also includes an estimate of claims incurred but not reported ("IBNR"). The Company believes that the estimates for IBNR relating to its businesses are adequate in order to satisfy its ultimate claims liability with respect thereto. The estimated IBNR is based on historical data, current enrollment, health service utilization statistics and other related information, determined on an actuarial basis. Changes in assumptions for medical costs caused by changes in actual experience could cause these estimates to change in the near term. The Company periodically monitors and reviews IBNR and, as settlements are made or accruals adjusted, differences are reflected in current operations.

         Health benefits expense increased $65.0 million, or 32.6%, in 1997, compared to 1996, as a result of the increase in risk enrollment and increases in medical costs. The Company's medical loss ratio increased to 89.4% from 85.3% in the corresponding prior year quarter. Each of the regions experienced increases in medical costs relative to premiums. Medical loss ratios increased significantly in the central Pennsylvania region due to increases in inpatient alternatives (such as outpatient surgery), referrals to specialists or consultant expenses and pharmacy. Significant medical cost increases in the Medicare risk product in St. Louis, Missouri were a result of increased utilization in inpatient services. Additionally, the Company believes that $13.4 million of additional medical reserves it recorded in the fourth quarter of 1996 are attributable to the first quarter of 1996 in connection with its reocurring process of adjusting for settlement of prior period IBNR.

         The Company has undertaken initiatives to control its medical costs, including risk sharing with hospitals, capitating specialists, national contracting of ancillary services and rationalization of its health center operations. In March 1997, the Company entered into agreements to sell the Company's medical offices in western Pennsylvania and St. Louis, Missouri to major provider organizations in these markets. The western Pennsylvania transaction closed effective March 31, 1997. The St. Louis, Missouri agreement received regulatory approval on April 25, 1997 and was completed effective
May 1, 1997. Coincident with the sale of the medical offices, the Company entered into long-term global capitation arrangements with the purchasers of the medical offices, pursuant to which the provider organizations will receive a fixed percentage of premium to cover all of the costs of medical care the globally capitated members will receive. These global capitation agreements will cover approximately 250,000 and 92,000 commercial, Medicaid and Medicare risk members in western Pennsylvania and St. Louis, respectively. The Company anticipates these arrangements will reduce its medical costs as a percentage of premiums in western Pennsylvania and St. Louis, Missouri. However, as the Company enters into global capitation arrangements with single provider organizations serving substantial membership, the Company is exposed to credit risk with respect to such organizations.

         The Company has determined that its Florida operations are unlikely to be sufficiently profitable on a long-term basis to justify a continued presence in the Florida market and, as a result, the Company will discontinue operations in the Florida HMO market by June 30, 1997. The Company established a reserve of $1.2 million at December 31, 1996 to reflect the anticipated costs of exiting this market and the reserve is believed to be sufficient to cover the anticipated costs.

         Selling, general and administrative ("SGA") expense increased $2.8 million, or 7.6%, from the prior year corresponding quarter. SGA in the first quarter of 1996 included termination costs of $5.2 million related to personnel reductions associated with streamlining the Company's administrative processes and reducing staffing in its medical offices. The increase in SGA is primarily attributable to the increase in full risk membership, additional personnel cost relating to administrative processes, particularly in claims processing, and the costs associated with the growth of new products in certain markets which were not operational in the corresponding prior year quarter.

         Depreciation and amortization increased $0.5 million, or 12.0%, from 1996. This increase corresponds to additions in net property and equipment from the corresponding prior year quarter.

         As discussed above, effective March 31, 1996, the Company completed its sale of its western Pennsylvania medical offices. The sales price was $20 million and the transaction resulted in a pretax gain of approximately $6.0 million.

         The loss from operations was $2.6 million, or $0.2 million less than the prior year quarter. Excluding the gain from the medical office sale, the operating loss would have been $8.6 million, or $5.8 million greater than the quarter ended March 31, 1996. This increase in the operating loss is attributable to the increases in health benefits and SGA expenses described above.

         The Company's net loss was $0.9 million, or $0.1 million less than the prior year quarter. Loss per common and common equivalent share was $0.03 per share in the first quarter of 1997 compared to a $0.03 loss per share in the first quarter of 1996. The weighted average common and common equivalent shares outstanding were approximately 33,042,000 and 32,854,000 for the quarters ended March 31, 1997 and 1996, respectively.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's total cash and investments, excluding deposits of $10.1 million restricted under state regulations, increased $4.3 million to $172.7 million at March 31, 1997 from $168.4 million at December 31, 1996. The increase is primarily attributable to cash provided by the sale of Champion Dental for $5.5 million. The cash provided was offset by $1.2 million used for capital expenditures and other corporate purposes.

         The Company's HMOs and insurance subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the Company may receive from its HMOs and insurance subsidiaries. After giving effect to these statutory reserve requirements, the Company's regulated subsidiaries had surplus in excess of statutory requirements of approximately $33.0 million and $41.6 million at March 31, 1997 and December 31, 1996, respectively. Excluding funds subject to regulation, the Company had cash and investments of approximately $14.8 million and $16.5 million at March 31, 1997 and December 31, 1996, respectively, which are available to pay intercompany balances to regulated companies and for general corporate purposes.

         As a result of losses in the fourth quarter of 1996, the Company was not in compliance with certain revised financial covenants in its Amended Credit Facility ("Amended Credit Facility"). The Company entered into an amended and restated agreement ("Restated Credit Facility") with the bank group effective March 28, 1997, that, along with other changes, converted the amount outstanding under the Restated Credit Facility to a term loan, revised certain financial ratios the Company is required to maintain, effectively increased the interest rate of the indebtedness by 2.7% (to the greater of prime plus 2% or the federal funds rate plus 2.5%) and revised the amortization period of the loan. The Restated Credit Facility required payments of $10 million on June 30, 1997, $7 million on September 30, 1997, $18 million on December 31, 1997 and $55 million on April 1, 1998. The Company was in compliance with the covenants contained in the Restated Credit Facility as of March 31, 1997.

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

         The Restated Credit Facility requires the Company to apply 50% of the net cash proceeds from the sale of the Convertible Notes and warrants to the loan balance, with the payment being applied to reduce 1997 and 1998 amortization payments. The Restated Credit Facility also requires the Company to prepay loans upon receipt of an anticipated $9.5 million tax refund resulting from the carryback of operating losses to prior years, with the prepayment being applied to reduce the December 1997 amortization payment. The Restated Credit Facility requires the Company to apply 50% of the net cash proceeds of sales of the Company's capital stock to reduce the scheduled amortization in the inverse order of maturity, prohibits the sale of any substantial subsidiary and restricts the Company's ability to declare and pay cash dividends on its common stock. A material adverse change in the Company's financial condition or results of operations will constitute an event of default under the Restated Credit Facility.

         On April 2, 1997, the Company announced that it entered into a securities purchase agreement with Warburg, Pincus Ventures, L.P. ("Warburg") and Franklin Capital Associates III L.P. ("Franklin" and collectively with Warburg the "Investors") for the Investors purchase of $40 million of the Convertible Exchangeable Subordinated Notes of the Company (the "Convertible Notes"), together with warrants to purchase 2.35 million shares of the Company's common stock for $42.35 million. The Convertible Notes are convertible into 4 million shares of the Company's common stock. On May 9, 1997, the Investors purchased $26.8 million of the Convertible Notes and 1.6 million warrants for an aggregate purchase price of $28.4 million. Approximately $20 million of the proceeds was utilized to prepay a portion of the outstanding indebtedness under the Restated Credit Facility. The remaining investment by Warburg of approximately $13.9 million is subject to the approval of state insurance regulators in certain states. The Convertible Notes will be exchangeable at the Company's option for shares of convertible preferred stock, the authorization of which will require the approval of the Company's shareholders at the 1997 shareholders' meeting.

         As a result of the prepayment, the payments required under the Restated Credit Facility were reduced to $1.4 million, $5 million, $12.8 million and $50.8 million on June 30, 1997, September 30, 1997, December 31, 1997 and April 1, 1998, respectively.

         Projected capital investments in 1997 of approximately $13 million consist primarily of computer hardware, software and related equipment costs associated with the development and implementation of improved operational and communications systems.

         The Company believes that cash flows generated from operations, cash on hand and investments, excess funds in certain of its regulated subsidiaries, cash flows from the sale of certain medical offices and the Convertible Notes transaction will be sufficient to fund continuing operations and debt service obligations. The Company's investment guidelines emphasize investment grade fixed income instruments in order to provide short-term liquidity and minimize the risk to principal.

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

RISK FACTORS

         The Company's business is subject to numerous risks and uncertainties which may affect the Company's results of operations in the future and may cause such future results of operations to differ materially and adversely from projections included in or underlying any forward-looking statements made by or on behalf of the Company. See "Business-Risk Factors" contained in Item 1 of the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996, which is incorporated herein by reference.

PART II.  OTHER INFORMATION

         ITEM 1:  Legal Proceedings

         In the normal course of business, the Company has been named as defendant in various legal actions seeking payments for claims denied by the Company, medical malpractice and other monetary damages. The Company also has contingent litigation risks with certain discontinued operations. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through March 31, 1997 may result in the assertion of additional claims. With respect to medical malpractice, the Company carries professional malpractice and general liability insurance for each of its operations on a claims made basis with varying deductibles for which the Company maintains reserves. In the opinion of management, the outcome of any of these actions will not have a material adverse effect on the financial position or results of operations of the Company.

         ITEMS 2, 3, 4, and 5:      Not Applicable

         ITEM 6:  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

         (3a) Charter of the Company, a Tennessee corporation, dated April 14, 1997, incorporated by reference to Exhibit 3(i) to the Company's Current Report on Form 8-K filed April 14, 1997.

         (3b) By-laws of the Company, a Tennessee corporation, effective as of April 14, 1997, incorporated by reference to Exhibit 3(ii) to the Company's Current Report on Form 8-K filed April 14, 1997.

         (4a) Amended and Restated Securities Purchase Agreement, dated as of April 2, 1997, by and among Coventry Corporation, Warburg, Pincus Ventures, L.P. and Franklin Capital Associates III, L.P., incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K filed May 14, 1997.

         (4b) First Amendment to Rights Agreement, dated May 7, 1997, by and between Coventry Corporation and Chase Mellon Shareholder Services LLC., incorporated by reference to Exhibit 11 to the Company's Current Report on Form 8-K filed May 14, 1997.

         (4c) Third Amended and Restated Credit Agreement dated as of March 28, 1997 among Coventry Corporation, the Banks listed therein and Morgan Guaranty Trust Company of New York, as Agent.

         (b)      Reports on Form 8-K

                  (i) A report on Form 8-K relating to the Charter of the
                      Company was filed on April 14, 1997.

                 (ii) A report on Form 8-K relating to the By-laws of the
                      Company was filed on April 14, 1997.

                (iii) A report on Form 8-K relating to the Amended and Restated
                      Securities Purchase Agreement was filed on May 14, 1997.

                 (iv) A report on Form 8-K relating to the First Amendment to the Rights Agreement was filed on May 14, 1997.

         (27)     Financial data schedule (for SEC use only).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  COVENTRY CORPORATION
                                  -------------------------------
                                  (Registrant)



Date: May 14, 1997                By:      /s/ Allen F. Wise
                                  -------------------------------
                                  Allen F. Wise
                                  President, Chief Executive
                                  Officer and Director

Date: May 14, 1997                By:      /s/ Dale B. Wolf
                                  -------------------------------
                                  Dale B. Wolf
                                  Senior Vice President,
                                  Chief Financial Officer
                                  and Treasurer