Form 10-K/A
period 1996-12-31
COVENTRY CORP
filed 1997-06-11
CIK 867440

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                 FORM 10-K/A
                               AMENDMENT NO. 3
                                      to
             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED,
                          EFFECTIVE OCTOBER 7, 1996]
                  For the Fiscal Year Ended December 31, 1996
                                       OR
           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

PART III         Omitted

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

        Like the Medicare risk product, the Medicaid product makes the Company's financial results more susceptible to government regulation and legislative changes in premium levels and benefit structure. Under current regulations, HMOs offering Medicaid products on a mandatory enrollment basis must within certain time frames broaden their membership to include at least 25% commercial HMO members. The Company's Florida HMO has not achieved this required percentage of commercial membership in Florida, but has received a waiver of this requirement through June, 1998. Premium rates paid to the Company's Medicaid operations in Florida were significantly reduced in 1995, and future funding levels cannot be predicted with certainty. As a result of premium rate reductions and the commercial membership requirements, the Company has determined that its Florida Medicaid operations are not sufficiently profitable on a long-term basis to justify a continued presence in the Florida market and, as a result, the Company has decided to exit the Florida Medicaid market. Accordingly, the Company has established a reserve of $1.2 million at December 31, 1996 to reflect the anticipated costs of exiting this market. The Company believes that its existing commercial membership in its St. Louis
Health Plan will satisfy the regulatory commercial membership   requirements in
Missouri. At December 31, 1996, approximately 122,000 Coventry members were enrolled in a Medicaid risk product, including approximately 28,000 in Florida, 77,000 in Missouri and 17,000 in other regions. See "Government Regulations."

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


Risk Factors

         The Company's business is subject to numerous risks and uncertainties which may affect the Company's results of operations in the future and may cause such future results of operations to differ materially and adversely from projections included in or underlying any forward-looking statements made by or on behalf of the Company. Among the factors that may adversely affect the Company's business are difficulties in increasing premiums to cover increasing health care costs because of competitive pressures, regulatory restrictions and consumer preference for lower-priced health care options. In addition, the Company has exposure to risk pertaining to changes in delivery systems, pricing arrangements and various ancillary and global capitation arrangements. The Company may also experience difficulties in obtaining and maintaining favorable contracts with health care providers and in predicting and controlling future health care costs. Accordingly, there may be potential discrepancies between reserves for incurred but not reported liabilities and the actual amount of such liabilities. To the extent that the Company becomes a party to global capitation agreements with a single provider organization, the Company becomes exposed to credit risk with respect to such organization.

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
                                                           --------------------------------------------------------------

(1) The first quarter operating results were affected by termination and related costs to streamline the Company's administrative process and reduce staffing in health centers, primarily in the Pennsylvania and St. Louis plans, for total adjustments of $5.2 million.

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

(3) The fourth quarter operating results were affected by the increase of reserves related to accounts receivable ($3.6 million), long-term contracts ($1.6 million), medical claims ($25.6 million), termination costs ($2.1 million), write-offs of goodwill ($21.0 million), certain capitalized expenses ($6.7 million) and other premium and sales tax, advertising, legal and other expenses ($6.0 million).

(4) The second quarter operating results of 1995 were affected by merger costs for the purchase of HCUSA ($2.3 million), severance and related costs associated with staff restructuring in Pittsburgh and St. Louis ($2.0 million), additions to accruals for professional liability litigation
    ($1.2 million) and the settlement of certain Office of Personnel Management negotiations ($1.5 million).

(5) The third quarter operating results of 1995 were affected by an increase in medical claims liabilities for the western Pennsylvania market and start up expenses associated with Medicaid and Medicare product development and geographic expansion initiatives for total adjustments of approximately $6.5 million.

(6) The fourth quarter operating results of 1995 were affected by the elimination of several of its new market development areas ($5.1 million), personnel reductions in its operations ($1.3 million), increases in legal reserves ($1.5 million), medical and contingency reserves ($13.9 million) for total adjustments of $21.8 million.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

    Coventry Corporation, headquartered in Nashville, Tennessee, is a managed health care company that provides comprehensive health benefits and services to a broad cross section of employer and government-funded groups in Pennsylvania, Ohio, West Virginia, Missouri, Illinois, Virginia and Florida.

    Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking information which is based upon current expectations and involves a number of risks and uncertainties. The forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, may be affected by a number of factors, including the risk factors set forth in the Company's Annual Report on Form 10-K, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. Among the factors that may materially affect the Company's business are potential increases in medical costs, difficulties in increasing premiums due to competitive pressures, imposition of regulatory restrictions, difficulties in obtaining or maintaining favorable contracts with healthcare providers, credit risks on certain global capitation arrangements, financing costs and contingencies and litigation risk.

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

    The Company's operating expenses are primarily medical costs including medical claims under contracted relationships with a wide variety of providers, capitation payments and expenses relating to the operation of the Company's health centers. Medical claims expense also includes an estimate of claims incurred but not reported ("IBNR"). The Company believes that the estimates for IBNR liabilities relating to its businesses are adequate in order to satisfy its ultimate claims liability with respect thereto. The estimated IBNR is based on historical data, current enrollment, health service utilization statistics and other related information, determined on an actuarial basis. Changes in assumptions for medical costs caused by changes in actual experience, changes in the delivery system, changes in pricing due to ancillary capitation and fluctuations in the claims backlog could cause these estimates to change in the near term. The Company periodically monitors and reviews IBNR, and as actual settlements are made or accruals adjusted, differences are reflected in current operations.

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

Comparison of 1996 to 1995

    Managed care premiums increased $191.7 million, or 22.7%, to $1,036 million for the year ended 1996 compared to 1995. The increase was primarily attributable to the 137,852 member, or 22.9%, increase in risk membership from the prior year. Of this enrollment growth, 48,049 members, or 35%, were related to the Medicaid product and 81,186 members or 59%, were commercial members. The effect on revenues of the increased membership was partially offset by changes in commercial membership mix, with an increased percentage of that membership composed of the lower premium PPO and POS products compared to the HMO products, and a 4.3% decline in average HMO premium yield. The decline in average HMO premium yield of $5.57 on a per member per month basis equated to a reduction in premiums of approximately $26.5 million in 1996 when compared to 1995. Membership as of December 31, 1996 and 1995 was as follows:

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
                                    =====================================================================================


    The Company experienced competitive pressures in its commercial products, which negatively affected the average premium the Company received and the mix of commercial products sold during 1996. The Company anticipates continued enrollment gains in 1997, although at a slower rate than seen in 1996. Enrollment gains are expected to be lower than gains realized in prior years as the Company focuses on profitability of current products and lines of business, including efforts to increase the average premium yield. No assurances can be given that increased yields are attainable. The Company believes that it may lose certain of its existing commercial membership due to more stringent underwriting practices and higher revenue requirements, but that the potential loss in 1997 will be less than 5%.

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

    In March 1997, the Company entered into agreements to sell the Company's medical offices in western Pennsylvania and St. Louis, Missouri to major provider organizations in these respective markets for $27 million in cash for the St. Louis medical offices and $20 million in cash for the Pittsburgh offices. The agreements are subject to the satisfaction of various conditions, including regulatory approval. Coincident with the sale of the medical offices, the Company will enter into long-term global capitation arrangements with the purchasers of the medical offices, pursuant to which the provider organizations will receive a fixed percentage of premium to cover all of the costs of medical treatment the Company's globally capitated members receive from the health care systems. The Company anticipates these arrangements in western Pennsylvania and St. Louis, Missouri will reduce its medical costs as a percentage of premiums, enable the Company to reduce administrative staff in patient utilization and medical management and effectively shift the risk of medical costs fluctuations to the provider networks. To the extent that the Company becomes a party to global capitation agreements with a single provider organization serving substantial membership, the Company becomes exposed to credit risk with respect to such organizations.

    The Company has determined that its Florida Medicaid operations are not sufficiently profitable to justify a continued presence in the Florida market and, as a result, the Company has decided to exit the Florida Medicaid market. Accordingly, the Company has established a reserve of $1.2 million at December 31, 1996 to reflect the anticipated costs of exiting this market.

    In the fourth quarter of 1996, the Company provided health benefits expenses for the adjustment of previous quarter estimates, adverse cost results in the fourth quarter and additional reserves based on managements judgments with regards to reserves necessary for unanticipated events, growth of the Company and the changing nature of provider contracting and reimbursement methodologies. These amounts totaled $25.6 million.

    Medical claim liability accruals are periodically monitored and reviewed with differences for actual settlements reflected in current operations. In addition to the Company's procedures for determining reserves as discussed on page 15, the Company reviews the actual payout of claims relating to prior period accruals, which may take up to six months to fully develop. Medical costs are affected by a variety of factors, including the severity and frequency of claims, that are difficult to predict and may not be entirely within the Company's control. The Company continually refines its reserving practices to incorporate new cost events and trends.

    Selling, general, and administrative expense ("SGA") increased $41.6 million, or 33.6%, from 1995. As a percentage of total operating revenues, SGA increased from 14.5% in 1995 to 15.6% in 1996 due to increases in costs, declines in commercial premiums and the items discussed below. The Company decided to cease start-up development activities in certain markets in 1996.
As a result of narrowing the focus of new market development, certain capitalized costs totaling $4.3 million were charged to SGA in 1996. During 1996, the Company also recorded approximately $8.1 million of charges related to personnel terminations and related severance. These charges resulted from administrative and medical office staff reductions due to excess capacity and the outsourcing of certain ancillary services capabilities. Additionally, due to an increase in the past due amounts of premium receivables provisions for uncollectible accounts were increased by approximately $4.9 million.

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

    In the fourth quarter of 1995, the Company provided health benefits expenses for the adjustment of previous quarter estimates, adverse cost results in the fourth quarter and additional reserves based on managements judgements with regards to reserves necessary for unanticipated events, growth of the Company and the changing nature of provider contracting and reimbursement methodologies. These amounts totaled $13.0 million.

    Selling, general, and administrative expense increased $28.8 million, or 30.5%, from 1994. As a percentage of total operating revenues, SGA increased from 12.2% in 1994 to 14.5% in 1995. During 1995, the Company recorded approximately $3.0 million of charges related to personnel terminations and related severance. In the fourth quarter of 1995, the Company decided to narrow the focus of start-up development activities in 1996, while concentrating development and growth efforts in existing and contiguous markets and, as a result, previously capitalized costs incurred prior to and during 1995 of $5.1 million were expensed at year-end. Additionally, a reserve for ongoing litigation and other contingencies of $2.2 million was established.

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

    The Restated Credit Facility requires the Company to apply 50% of the net cash proceeds of sales of the Company's capital stock to reduce the scheduled amortization in the inverse order of maturity, prohibits the sale of any substantial subsidiary and restricts the Company's ability to declare and pay cash dividends on its common stock. Prior to the closing of the proposed Warburg transaction, any event or condition which has or could reasonably be expected to have a material adverse effect on the Company's business, financial condition or results of operations will constitute an event of default under the Restated Credit Facility. As of March 31, 1997, no such event or condition has occurred.

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

    The Company believes that cash flows generated from operations, cash on hand and investments, excess funds in certain of its regulated subsidiaries, cash flows from the sale of certain medical offices and financing alternatives will be sufficient to fund continuing operations and debt service obligations. The Company believes that completion of the Warburg transaction, strengthening its underwriting processes, entering into global capitation arrangements, completing the proposed medical office sales and re-engineering its administrative processes will have a favorable effect on liquidity in 1997 and future periods. If the proposed Convertible Notes transaction is not consummated, the Company will likely seek alternate financing in order to meet scheduled debt service obligations. The Company's investment guidelines emphasize investment grade fixed income instruments in order to provide short-term liquidity and minimize the risk to principal.


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

         Other Receivables - Other receivables include interest receivable, receivables from providers and suppliers and any other receivables that do not relate to premiums.

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

         Goodwill and Intangible Assets - Goodwill and intangible assets consist primarily of costs in excess of the fair value of the net assets of subsidiaries or operations acquired ($116.4 million) and non-compete agreements ($1.9 million). Goodwill is amortized over periods ranging from 15 to 40 years and non-compete agreements are amortized over the respective lives of the agreements. Accumulated amortization of goodwill and intangible assets was approximately $40.3 million and $9.4 million at December 31, 1996 and 1995, respectively. In accordance with SFAS 121 and APB 17, the Company periodically evaluates the realizability of goodwill and intangible assets and the reasonableness of the related lives in light of factors such as industry changes, individual market competitive conditions, and operating income trends (see Note B to Consolidated Financial Statements).

         Other Assets - Other assets consist of loan acquisition costs, assets related to the supplemental executive retirement plan (Note M of the Notes to Consolidated Financial Statements), investment in a limited partnership, deferred charges and certain costs incurred to develop new service areas and new products prior to the initiation of revenues. Loan acquisition costs are amortized over the term of the related debt while the other assets are amortized over their expected periods of benefit, where applicable. The preoperational new service area and new product costs are amortized over expected benefit period up to eight years. Accumulated amortization of other assets was approximately $3.6 million and $4.6 million at December 31, 1996 and 1995, respectively.

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

         Effective March 22, 1996, the Company purchased 81% of the common stock of PARTNERS Health Plan of Pennsylvania, Inc. ("PARTNERS") from a subsidiary of Aetna Life & Casualty Company, now known as Aetna Services, Inc. ("Aetna") and acquired the remaining 19% of the common stock of PARTNERS through the merger of a subsidiary of the Company with and into PARTNERS. PARTNERS is the holding company for Coventry Health Plans of Western Pennsylvania, Inc. ("CHP"), which at the time of acquisition served approximately 16,000 HMO members in the Pittsburgh area. Consideration for the transaction was approximately $35 million in cash, of which approximately $32.1 million was recorded as goodwill. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the net assets have been included in the consolidated financial statements from the effective date of acquisition. The acquisition price included, among other typical business assets and goodwill, consideration for non-compete agreements, the expectation of entering into a favorable joint marketing agreement and the opportunity to acquire additional Aetna membership at a favorable price. During the fourth quarter of 1996, the Company determined that none of the opportunities were being realized, cash flows were short of expectations (losses in 1996 versus projected positive cash flows) and that Aetna had purchased U.S. Healthcare, which has operations in the Company's service areas. In addition, the Company filed suit against Aetna and U.S. Healthcare alleging breach of the acquisition agreement, seeking enforcement of the non-compete agreement and requesting other forms of relief. As a result, based on fair value estimates of the intangibles on both the sales recovery and discounted cash flow basis, the intangibles were written down to an amount that supported the estimated fair value ($10.0 million) of the assets.

         Effective April 1, 1996 the Company entered into a Joint Venture Agreement with Hamilton Health Center, Inc. to create HealthMate, Inc., a company providing health care services to Medicaid recipients in central Pennsylvania. As part of the agreement the Company made an initial investment of $300,000 for ownership of 49% of HealthMate's common stock and is obligated under certain circumstances to make additional contributions totaling $550,000 over the next two and a half years. As of April 1, 1996 HealthMate had approximately 6,500 members. HealthMate's only source of Medicaid membership is through a government contract held by a wholly-owned subsidiary of the Company, and as a result of the Company's contractual control rights, the Company has accounted for this transaction under the purchase method of accounting and, accordingly, the net assets have been included in the consolidated financial statements from the effective date of acquisition.

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

         The Restated Credit Facility contains covenants relating to net worth, investments in non-admitted assets, operating margins and the creation or assumption of debt or liens on the assets of the Company. Prior to the closing of the proposed Warburg transactions described in Note S, any event or condition which has or could reasonably be expected to have a material adverse effect on the Company's business, financial condition or results of operations will constitute an event of default under the Restated Credit Facility. As of March 31, 1997, no such event or condition has occurred. The Restated Credit Facility is collaterlized by substantially all of the assets of the Company.

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


J.       REINSURANCE

         The Company has reinsurance agreements, through its subsidiary CHLIC, with a major insurance company for portions of the risk it has underwritten through its products. These reinsurance agreements do not release the Company of its primary obligations to its membership. In 1996, commercial HMO risk was reinsured to $500,000 per member per year in excess of a maximum loss retention of $500,000 per member per year and 20% coinsurance, subject to certain limits on hospital costs per patient-day. PPO risk was reinsured to $850,000 per member per year in excess of maximum loss retention of $150,000 per member per year and 20% coinsurance. Medicaid in Florida and Pennsylvania was reinsured to $950,000 per member per year in excess of a maximum loss retention of $50,000 per member per year and 20% coinsurance.

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

         During the first quarter of 1996, termination and related costs of $5.2 million resulted from an initiative undertaken to streamline the Company's administrative processes and reduce staffing in the Company's health centers, primarily in the Pennsylvania and St. Louis plans. The costs relate to the reduction of approximately 500 positions, 374 of which were health center positions. Of the health center positions eliminated, 227 result from the outsourcing of certain ancillary services to capitated vendors. At the end of the second quarter, additional termination and related costs of $0.8 million were recorded related to the curtailment of Medicaid operations in certain markets. In the fourth quarter of 1996, $0.9 million of additional expenses were recorded pertaining to the Pennsylvania, St. Louis and Medicaid staff reductions.

         Also, in the fourth quarter of 1996, as a result of premium rate reductions in Florida in 1995 and the commercial membership requirements, the Company has determined that its Florida Medicaid operations are not sufficiently profitable to justify a continued presence in the Florida market and, as a result, the Company has decided to exit the Florida Medicaid market. Accordingly, the Company has established a reserve of $1.2 million at December 31, 1996 to reflect the anticipated costs of exiting this market. As of December 31, 1996 approximately $6.0 million of these $8.1 million of accruals had been paid.

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


O.  OTHER INCOME

         Other income for the years ended December 31, 1996, 1995, and 1994 includes investment income of approximately $8.4 million, $7.4 million, and $5.0 million, respectively. Additionally, in the fourth quarter of 1996, other income includes a non-recurring gain of approximately $4.9 million as a result of the sale of Champion Dental Service, Inc. for $5.5 million cash. The transaction was effective December 31, 1996 and the proceeds were recorded in other receivables at December 31, 1996. The cash proceeds were collected in January 1997.


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

(3) The fourth quarter operating results were affected by the increase of reserves related to accounts receivable ($3.6 million), long-term contracts ($1.6 million), medical claims ($25.6 million), termination costs
     ($2.1 million), write-offs of goodwill ($21.0 million), certain capitalized expenses ($6.7 million) and other premium and sales taxes, advertising, legal and other expenses ($6.0 million).

(4) The second quarter operating results of 1995 were affected by merger costs for the purchase of HCUSA ($2.3 million), severance and related costs associated with staff restructuring in Pittsburgh and St. Louis ($2.0 million), additions to accruals for professional liability litigation ($1.2 million) and the settlement of certain Office of Personnel Management negotiations ($1.5 million).

(5) The third quarter operating results of 1995 were affected by an increase in medical claims liabilities for the western Pennsylvania market and start up expenses associated with Medicaid and Medicare product development and geographic expansion initiatives for total adjustments of approximately $6.5 million.

(6) The fourth quarter operating results of 1995 were affected by the elimination of several of its new market development areas ($5.1 million), personnel reductions in the operations ($1.3 million), increases in legal reserves ($1.5 million), medical and contingency reserves ($13.9 million) for total adjustments of $21.8 million.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


    Omitted From this Form 10K/A.

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

(b) 1.  Reports on Form 8-K

              Form 8-K relating to February 24, 1997 press release was filed on February 26, 1997.

                                  SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


COVENTRY CORPORATION

By:      /s/ Allen F. Wise          President, Chief Executive Officer and
         -------------------------  Director
             Allen F. Wise



Dated:  June 10, 1997

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

         (xvi)
         Coinsurance Agreement effective January 1, 1995, between American Service Life Insurance Company (now known as Coventry Health and Life Insurance Company) and Mid-West National Life Insurance Company of Tennessee (See Exhibit 10.9.1 attached to the Annual Report on Form 10-K for the year ended December 31, 1995)

         (xvii)
         Assumption Reinsurance Agreement between American Service Life Insurance Company (now known as Coventry Health and Life Insurance Company) and Mid-West National Life Insurance Company of Tennessee (See Exhibit 10.9.2 attached to the Annual Report on Form 10-K for the year ended December 31, 1995)

         (xviii)
         Subordinated Promissory Surplus Note dated May 12, 1995 in the amount of $2,797,445 from HealthCare USA of Missouri, L.L.C. to the Company (See Exhibit 10.9.3 attached to the Annual Report on Form 10-K for the year ended December 31, 1995)

         (xix)
         License Agreement dated as of December 31, 1992 between Maxicare Health Plans, Inc. and the Company (Incorporated by reference to Exhibit 10.18.1 attached to Annual Report in Form 10-K for fiscal year ended December 31, 1993) and Amendment No. 1 to License Agreement between Maxicare Health Plans, Inc. and the Company (Incorporated by reference to Exhibit 10.18.2 attached to Annual Report on Form 10-K for fiscal year ended December 31, 1993)

         (xx)
         Amendment No. 3 to the Second Amended and Restated Credit
         Agreement, dated as of September 30, 1996, among the Company, the Banks listed on the signature pages thereof and Morgan Guaranty Trust Company of New York as Agent (See Exhibit 10.6.3 attached to the Annual Report on Form 10-K for the year ended December 31, 1996).**

         (xxi)
         Amendment No. 4 to the Second Amended and Restated Credit
         Agreement, dated as of January 10, 1997, among the Company, the Banks listed on the signature pages thereof and Morgan Guaranty Trust Company of New York as Agent (See Exhibit 10.6.4 attached to the Annual Report on Form 10-K for the year ended December 31, 1996).**

         (xxii)
         Employment Agreement dated October 14, 1996 executed by Joe Carroll**

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

         (xxviii)
         Employment Agreement dated February 10, 1996 executed by Frederick G. Merkel**

         (xxix)
         Employment Agreement dated January 15, 1997 executed by Shirley R. Smith**

         (xxx)
         Retention Bonus Agreement dated December 31, 1996, executed by James
         L. Gore**

(11)     Statement re Computation of Per Share Earnings

         (i)
         Computation of Net Earnings Per Common and Common Equivalent Share**

(21)     Subsidiaries of the Registrant

         (i)
         Subsidiaries of the Registrant**

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

(27)     Financial Data Schedule (for SEC use only)