Form 10-Q/A
period 1997-03-31
COVENTRY CORP
filed 1997-06-11
CIK 867440

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q/A
                               AMENDMENT NO. 1
                                      to
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997

                                       or

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

2.       ACQUISITIONS

         Effective March 22, 1996, the Company purchased 81% of the common stock of PARTNERS Health Plan of Pennsylvania, Inc. and acquired the remaining 19% of the common stock through the merger of a subsidiary of the Company with and into PARTNERS, whose name was changed to Coventry Health Plan of Pennsylvania, Inc. ("CHP"). CHP is the holding company for Coventry Health Plan of Western Pennsylvania, Inc., which, at the time of acquisition, was known as Aetna Health Plan of Western Pennsylvania, Inc. and served approximately 16,000 HMO members in the Pittsburgh area. Consideration for the transaction was approximately $35 million in cash, of which approximately $32.1 million was recorded as goodwill. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the net assets have been included in the consolidated financial statements from the effective date of acquisition. The acquisition price included, among other typical business assets and goodwill, consideration for non-compete agreements, the expectation of entering into a favorable joint marketing agreement and the opportunity to acquire additional Aetna membership at a favorable price. During the fourth quarter of 1996, the Company determined that none of the opportunities were being realized, cash flows were short of expectations (losses in 1996 versus projected positive cash flows) and that Aetna had purchased U.S. Healthcare, which has operations in the Company's service areas. In addition, the Company filed suit against Aetna and U.S. Healthcare alleging breach of the acquisition agreement, seeking enforcement of the non-compete agreement and requesting other forms of relief. Based on the fair value estimates of the intangibles, on both the sales recovery and discounted cash flow basis, the intangibles were written down to $10.0 million at December 31, 1996.

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

         The Company's operating expenses are primarily health benefits including medical claims paid under contracted relationships with a wide variety of providers, capitation payments and expenses relating to the operation of the Company's health centers. Medical claims expense also includes an estimate of claims incurred but not reported ("IBNR"). The Company believes that the estimates for IBNR relating to its businesses are adequate in order to satisfy its ultimate claims liability with respect thereto. The estimated IBNR is based on historical data, current enrollment, health service utilization statistics and other related information, determined on an actuarial basis. Changes in assumptions for medical costs caused by changes in actual experience, changes in the delivery system, changes in pricing due to ancillary capitation and fluctuations in the claims backlog could cause these estimates to change in the near term. The Company periodically monitors and reviews IBNR and, as settlements are made or accruals adjusted, differences are reflected in current operations. The Company continually refines its reserving practices to incorporate new events and trends.

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

         The Company has determined that its Florida operations are not sufficiently profitable to justify a continued presence in the Florida market and, as a result, the Company will discontinue operations in the Florida HMO market by June 30, 1997. The Company established a reserve of $1.2 million at December 31, 1996 to reflect the anticipated costs of exiting this market and the reserve is believed to be sufficient to cover the anticipated costs.

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

         The Restated Credit Facility requires the Company to apply 50% of the net cash proceeds from the sale of the Convertible Notes and warrants to the loan balance, with the payment being applied to reduce 1997 and 1998 amortization payments. The Restated Credit Facility also requires the Company to prepay loans upon receipt of an anticipated $9.5 million tax refund resulting from the carryback of operating losses to prior years, with the prepayment being applied to reduce the December 1997 amortization payment. The Restated Credit Facility requires the Company to apply 50% of the net cash proceeds of sales of the Company's capital stock to reduce the scheduled amortization in the inverse order of maturity, prohibits the sale of any substantial subsidiary and restricts the Company's ability to declare and pay cash dividends on its common stock. Any event or condition which has or could reasonably be expected to have a material adverse effect on the Company's business, financial condition or results of operations will constitute an event of default under the Restated Credit Facility. As of May 15, 1997 no such event or condition has occurred.

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

RISK FACTORS

         The Company's business is subject to numerous risks and uncertainties which may affect the Company's results of operations in the future and may cause such future results of operations to differ materially and adversely from projections included in or underlying any forward-looking statements made by or on behalf of the Company. See "Business-Risk Factors" contained in Item 1 of the Company's Annual Report on Form 10-K/3A for the year ended December 31, 1996, which is incorporated herein by reference.

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

         (4c) Third Amended and Restated Credit Agreement dated as of March 28, 1997 among Coventry Corporation, the Banks listed therein and Morgan Guaranty Trust Company of New York, as Agent.*

         (b)      Reports on Form 8-K

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



    *  Filed with Form 10-Q for the Quarter ended March 31, 1997

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                  COVENTRY CORPORATION
                                  -------------------------------
                                  (Registrant)



Date: June 10, 1997               By:      /s/ Allen F. Wise
                                  -------------------------------
                                  Allen F. Wise
                                  President, Chief Executive
                                  Officer and Director