Form 10-K/A
period 1996-12-31
COVENTRY CORP
filed 1997-07-03
CIK 867440

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                 FORM 10-K/A
                               AMENDMENT NO. 4
                                      to
             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED,
                          EFFECTIVE OCTOBER 7, 1996]
                  For the Fiscal Year Ended December 31, 1996
                                       OR
           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

         The Company also offers Medicare cost and supplement products. Under a Medicare cost contract, the Company is reimbursed by the U.S. Health Care Finance Administration ("HCFA") only for the cost of services rendered to the plan members, including services provided at the health plan's medical offices and a portion of administrative expenses. HCFA periodically audits the cost of services and, as a result, the Company is at risk for less than full reimbursement. Medicare supplement members enroll individually and pay a monthly premium for comprehensive health services not covered under Medicare. A majority of the Company's former Medicare cost and supplement members converted to the Company's Advantra product during 1996. At December 31, 1996 the Company had approximately 28,000 Medicare members, including both risk and cost based members.

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

        Like the Medicare risk product, the Medicaid product makes the Company's financial results more susceptible to government regulation and legislative changes in premium levels and benefit structure. Under current regulations, HMOs offering Medicaid products on a mandatory enrollment basis must, within certain time frames, broaden their membership to include at least 25% commercial HMO members. The Company's Florida HMO has not achieved this required percentage of commercial membership in Florida, but has received a waiver of this requirement through June, 1998. Premium rates paid to the Company's Medicaid operations in Florida were significantly reduced in 1995, and future funding levels cannot be predicted with certainty. As a result of premium rate reductions and the commercial membership requirements, the Company has determined that its Florida Medicaid operations are not sufficiently profitable on a long-term basis to justify a continued presence in the Florida market and, as a result, the Company has decided to exit the Florida Medicaid market. Accordingly, the Company has established a reserve of $1.2 million at December 31, 1996 to reflect the anticipated costs of exiting this market. The Company believes that its existing commercial membership in its St. Louis
Health Plan will satisfy the regulatory commercial membership   requirements in
Missouri. At December 31, 1996, approximately 122,000 Coventry members were enrolled in a Medicaid risk product, including approximately 28,000 in Florida, 77,000 in Missouri and 17,000 in other regions. See "Government Regulations."

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

    The Company's operating expenses are primarily medical costs including medical claims under contracted relationships with a wide variety of providers, capitation payments and expenses relating to the operation of the Company's health centers. Medical claims expense also includes an estimate of claims incurred but not reported ("IBNR"). The Company believes that the estimates for IBNR liabilities relating to its businesses are adequate in order to satisfy its ultimate claims liability with respect thereto. In determining the Company's medical claims reserves, the Company employs plan by plan standard actuarial reserve methods (specific to the plan's membership, product characteristics, geographic territories and provider network) which consider utilization frequency and unit costs of inpatient, outpatient, pharmacy and other medical costs as well as claim payment backlogs and the changing timing of provider reimbursement practices. Calculated reserves are reviewed by underwriting, finance and accounting, and other appropriate plan and corporate personnel and judgements are then made as to the necessity for reserves in addition to the above calculated amounts. At the end of each year, and occasionally within the fiscal year, the reserves are also reviewed by actuarial consultants. Changes in assumptions for medical costs caused by changes in actual experience, changes in the delivery system, changes in pricing due to ancillary capitation and fluctuations in the claims backlog could cause these estimates to change in the near term. The Company periodically monitors and reviews IBNR, and as actual settlements are made or accruals adjusted, differences are reflected in current operations.

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

    During 1996, the Company experienced certain fluctuations in claims backlogs and changes in its underlying utilization and cost trends. At the end of each quarter in 1996, the Company estimated the effects of these events in its reserving methodologies and provided additional estimated expenses.

    During the fourth quarter of 1996, the Company confirmed through claims payment activity that the Company's costs had increased during 1996 at levels slightly higher than estimated during the earlier quarters. These additional costs were caused by both continued adverse utilization and cost severity trends. As a result, the Company recorded additional provisions ($25.6 million) in the fourth quarter of 1996 to reflect additional expenses on prior quarter claims ($4.3 million), to reflect additional expenses for current quarter claims ($3.0 million) and to reflect increases in claims reserves in order to provide reserves in excess of the actuarial determined midpoint amounts. The Company decided to provide the additional reserves due to possible unanticipated reserve needs, the growth of the Company's business and the possible effects of changing provider contracting and reimbursement methodologies. The Company expects to maintain the additional claim reserves as a part of its ongoing reserve determinations.

    Selling, general, and administrative expense ("SGA") increased $41.6 million, or 33.6%, from 1995. As a percentage of total operating revenues, SGA increased from 14.5% in 1995 to 15.6% in 1996 due to increases in costs, declines in commercial premiums and the items discussed below. The Company decided to cease start-up development activities in certain markets in 1996.
As a result of narrowing the focus of new market development, certain capitalized costs totaling $4.3 million were charged to SGA in 1996. During 1996, the Company also recorded approximately $8.1 million of charges related to personnel terminations and related severance. These charges resulted from administrative and medical office staff reductions due to excess capacity and the outsourcing of certain ancillary services capabilities. Additionally, due to an increase in the past due amounts of premium receivables provisions for uncollectible accounts were increased by approximately $5.3 million during the year. The additional expenses were incurred during each quarter of the year as the past due amounts increased.

    Depreciation and amortization increased $28.2 million, or 192.3%, from 1995. This increase was due primarily to the write-off of goodwill related to the recently acquired PARTNERS Health Plan of Pennsylvania, Inc. of $20.1 million. In accordance with SFAS 121, the Company determined that the carrying amounts of certain of its property and equipment (primarily data processing equipment that will not be utilized in the future as a result of a change in management information systems structure determined by the Company in the fourth quarter) was not recoverable as of December 31, 1996. As a result, approximately $4.3 million of property and equipment charge-offs were recorded in the fourth quarter of 1996.

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

    At the end of the second quarter of 1995, the Company identified adverse trends that were occurring in western Pennsylvania in both the ultilization and cost areas. The Company was also experiencing service delays in several of its major plans, which created fluctations in its claim backlogs. The Company, recognizing these factors as a part of its process, increased the medical claims reserves from $66 million at December 1994 to $76 million at June 1995. During the fourth quarter of 1995, the Company confirmed through claims payment activity that the Company's costs had increased during 1995 at levels slightly higher than estimated during the earlier quarters. These additional costs were caused by both continued adverse utilization and costs severity trends.
As a result, the Company recorded additional provisions ($13.0 million) in the fourth quarter of 1995 to reflect additional expenses on prior quarter claims ($2.5 million), to reflect additional expenses for current quarter claims ($4.0 million) and to reflect increases in claims reserves in order to provide reserves in excess of the actuarial determined midpoint amounts. The Company decided to provide the additional reserves due to possible unanticipated reserve needs, the growth of the Company's business and the possible effects of changing provider contracting and reimbursement methodologies.

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

         Other Assets - Other assets consist of loan acquisition costs, assets related to the supplemental executive retirement plan (Note M of the Notes to Consolidated Financial Statements), investment in a limited partnership, deferred charges and certain costs incurred to develop new service areas and new products prior to the initiation of revenues. Loan acquisition costs are amortized over the term of the related debt while the other assets are amortized over their expected periods of benefit, where applicable. The preoperational new service area and new product costs are amortized over expected benefit period up to eight years. Effective April 1, 1997, the Company adopted a one-year period for amortization of new service area and new product costs. Accumulated amortization of other assets was approximately $3.6 million and $4.6 million at December 31, 1996 and 1995, respectively.

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

         Effective April 1, 1996 the Company entered into a Joint Venture Agreement with Hamilton Health Center, Inc. ("Hamilton") to create HealthMate, Inc., a company providing health care services to Medicaid recipients in central Pennsylvania. As part of the agreement the Company made an initial investment of $300,000 for ownership of 49% of HealthMate's common stock and is obligated under certain circumstances to make additional contributions totaling $550,000 over the next two and a half years. As of April 1, 1996 HealthMate had approximately 6,500 members. Hamilton's rights are limited to the ability to market the Company's product. HealthMate's only source of Medicaid membership is through a government contract held by a wholly-owned subsidiary of the Company, and as a result of the Company's contractual control rights, the Company has accounted for this transaction under the purchase method of accounting and, accordingly, the net assets have been included in the consolidated financial statements from the effective date of acquisition.

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

C.       OTHER CHARGES

         At the end of the second quarter of 1996, the Company established reserves totaling $8.2 million for anticipated losses on multi-year contracts with certain employer groups, primarily in the St. Louis market. The Company expects to utilize these reserves over the remaining lives of the contracts and then either discontinue these products or significantly change the terms and conditions of the contracts with these parties. The contracts expire at varying dates through 1999 and cover approximately 30,000 members. In the fourth quarter of 1996, the Company re-evaluated its cost structure in relation to the contracts and recorded additional reserves of $1.6 million. The Company continually evaluates the underlying costs expected to be incurred in servicing the contracts. For the above contracts, increases in the underlying costs during 1996 in the St. Louis provider network resulted in the provisions noted above.


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
==========================================================================

         During the fourth quarter of 1996, the Company authorized an extensive review of its medical office operations and commenced discussions with several parties related to the probable disposition of such operations. In February 1997, the Company announced the signing of agreements in principle for the sale of its medical offices in St. Louis, Missouri and Pittsburgh, Pennsylvania and definitive agreements for the sales of such offices were signed in March 1997, subject to the satisfaction of various conditions, including regulatory approval. Accordingly, property and equipment with a carrying value of approximately $23.9 million has been classified as a current asset on the 1996 balance sheet. The Company expects the net proceeds from the sale will exceed the carrying value.

         In accordance with SFAS 121, the Company determined that the carrying amounts of certain of its property and equipment (primarily data processing equipment that will not be utilized in the future as a result of a change in management information systems structure determined by the Company in the fourth quarter) was not recoverable as of December 31, 1996. As a result, approximately $4.3 million of property and equipment charge-offs were recorded in the fourth quarter of 1996.

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



    2.  Financial statement schedules
              Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       S-1

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



Dated:  July 3, 1997

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

         (xxiv)
         Employment Agreement dated November 11, 1996 executed by Richard H. Jones**

         (xxv)
         Employment Agreement dated January 15, 1997 executed by Nancy I.
         Lorenz**

         (xxvi)
         Employment Agreement dated January 27, 1997 executed by George R.
         Mark**

         (xxvii)
         Employment Agreement dated January 24, 1997 executed by Robert A.
         Mayer**

         (xxviii)
         Employment Agreement dated February 10, 1997 executed by Frederick G. Merkel**

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

(27)   **Financial Data Schedule (for SEC use only)

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