Form 10-Q/A
period 1997-03-31
COVENTRY CORP
filed 1997-07-03
CIK 867440

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q/A
                               AMENDMENT NO. 2
                                      to
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997

                                       or

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

         Effective April 1, 1996 the Company entered into a Joint Venture Agreement with Hamilton Health Center, Inc. ("Hamilton"), a non-profit corporation providing health care services to Medicaid recipients, to create "HealthMate," a company providing health care services to Medicaid recipients in central Pennsylvania. As part of the agreement the Company acquired 49% of HealthMate's common stock and is obligated under certain circumstances to make additional contributions totaling $550,000 over the next two and a half years. As of April 1, 1996 HealthMate had approximately 6,500 members. Hamilton's rights are limited to the ability to market the Company's product. Healthmate's only source of Medicaid membership is through a government contract held by a wholly-owned subsidiary of the Company, and as a result of the Company's contractual control rights, the Company has accounted for this transaction under the purchase method of accounting and, accordingly, the net assets have been included in the consolidated financial statements from the effective date of acquisition.

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

4.       SUBSEQUENT EVENTS

         During the fourth quarter of 1996, the Company authorized an extensive review of its medical office operations and commenced discussions with several parties related to the disposition of such operations. In March 1997, the Company entered into an agreement to sell the medical offices associated with Group Health Plan, its health plan in St. Louis, Missouri, to a major health care provider organization. The sale price was $27 million in cash. The transaction was completed effective May 1, 1997 and therefore, the assets of these medical offices have been classified as current assets as of March 31, 1997. The agreement covers medical offices serving 92,000 members. Coincident with the sale of the medical offices, the Company entered into a long-term global capitation arrangement with the purchaser of the medical offices, pursuant to which the provider organization will receive a fixed percentage of premiums to cover all of the cost of medical care the globally capitated members will receive. The Company expects the transaction will result in a pre-tax gain of approximately $10.0 million in the second quarter of 1997.

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

         The Company's operating expenses are primarily health benefits including medical claims paid under contracted relationships with a wide variety of providers, capitation payments and expenses relating to the operation of the Company's health centers. Medical claims expense also includes an estimate of claims incurred but not reported ("IBNR"). The Company believes that the estimates for IBNR relating to its businesses are adequate in order to satisfy its ultimate claims liability with respect thereto. In determining the Company's medical claims reserves, the Company employs plan by plan standard actuarial reserve methods (specific to the plan's membership, product characteristics, geographic territories and provider network) which consider utilization frequency and unit costs of inpatient, outpatient, pharamacy, and other medical costs as well as claim payment backlogs and changing timing of provider reimbursement practices. Calculated reserves are reviewed by underwriting, finance and accounting, and other appropriate plan and corporate personnel and judgments are then made as to the necessity for reserves in addition to the above calculated amounts. At the end of each year the reserves are also reviewed by actuarial consultants. Changes in assumptions for medical costs caused by changes in actual experience, changes in the delivery system, changes in pricing due to ancillary capitation and fluctuations in the claims backlog could cause these estimates to change in the near term. The Company periodically monitors and reviews IBNR and, as settlements are made or accruals adjusted, differences are reflected in current operations. The Company continually refines its reserving practices to incorporate new events and trends.

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

         The Company believes that cash flows generated from operations, cash on hand and investments, excess funds in certain of its regulated subsidiaries, cash flows from the sale of certain medical offices, the Convertible Notes transaction and other financing alternatives will be sufficient to fund continuing operations and debt service obligations through March 31, 1998.
The Company believes that completion of the Warburg transaction, strengthening its underwriting processes, entering into global capitation arrangements, completing the proposed medical office sales and re-engineering its administrative processes will have a favorable effect on liquidity in 1997 and future periods. The Company expects to refinance a portion of the amount outstanding under the Restated Credit Facility before April 1, 1998. The Company's investment guidelines emphasize investment grade fixed income instruments in order to provide short-term liquidity and minimize the risk to principal.

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


                                  COVENTRY CORPORATION
                                  -------------------------------
                                  (Registrant)



Date: July 3, 1997                By:      /s/ Allen F. Wise
                                  -------------------------------
                                  Allen F. Wise
                                  President, Chief Executive
                                  Officer and Director