Form 10-K/A
period 1996-12-31
COVENTRY CORP
filed 1997-07-25
CIK 867440

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                 FORM 10-K/A
                               AMENDMENT NO. 5
                                      to
             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED,
                          EFFECTIVE OCTOBER 7, 1996]
                  For the Fiscal Year Ended December 31, 1996
                                       OR
           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

        Like the Medicare risk product, the Medicaid product makes the Company's financial results more susceptible to government regulation and legislative changes in premium levels and benefit structure. Under current regulations, HMOs offering Medicaid products on a mandatory enrollment basis must, within certain time frames, broaden their membership to include at least 25% commercial HMO members. The Company's Florida HMO has not achieved this required percentage of commercial membership in Florida, but has received a waiver of this requirement through June 1998. Premium rates paid to the Company's Medicaid operations in Florida were significantly reduced in 1995, and future funding levels cannot be predicted with certainty. As a result of premium rate reductions and the commercial membership requirements, the Company has determined that its Florida Medicaid operations are not sufficiently profitable on a long-term basis to justify a continued presence in the Florida market and, as a result, the Company has decided to exit the Florida Medicaid market. Accordingly, the Company has established a reserve of $1.2 million at December 31, 1996 to reflect the anticipated costs of exiting this market. The Company believes that its existing commercial membership in its St. Louis
Health Plan will satisfy the regulatory commercial membership   requirements in
Missouri. At December 31, 1996, approximately 122,000 Coventry members were enrolled in a Medicaid risk product, including approximately 28,000 in Florida, 77,000 in Missouri and 17,000 in other regions. See "Government Regulations."

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

Competition

         As of December 31, 1996, the Company estimates that its share of the commercial HMO market was approximately 50% in western Pennsylvania, 30% in central Pennsylvania, 26% in St. Louis and 24% in Richmond.

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

         The Company believes that the principal factors influencing an employer group's decision to choose among health care options are the price of the benefit plans offered, locations of the health care providers, their reputation for quality care, financial stability, comprehensiveness of coverage and diversity of product offerings.

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

         The Company's HMOs are required to file periodic reports with, and are subject to periodic review by, state and federal licensing authorities that regulate them. The HMOs are required by state law to meet certain minimum capital and deposit and/or reserve requirements and may be restricted from paying dividends under certain circumstances. They are also required to provide their enrollees with certain basic services based substantially on a fixed, prepaid fee basis. Even under community rating, however, an HMO may vary the type of non-fixed benefits offered. The HMOs are required to have quality assurance and education programs for their professionals and enrollees. State laws further require that representatives of the HMOs' enrollees have a voice in policy making.

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

Item 3:  Legal Proceedings

         In the normal course of business, the Company has been named as defendant in various other legal actions seeking payments for claims denied by the Company, medical malpractice and other monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through December 31, 1996 may result in the assertion of additional claims. With respect to medical malpractice, the Company carries professional malpractice and general liability insurance for each of its operations on a claims made basis with varying deductibles for which the Company maintains reserves. In the opinion of management, the outcome of any of these actions will not have a material adverse effect on the financial position or results of operations of the Company.



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

Comparison of 1996 to 1995

    Managed care premiums increased $191.7 million, or 22.7%, to $1,036 million for the year ended 1996 compared to 1995. The increase was primarily attributable to the 137,852 member, or 22.9%, increase in risk membership from the prior year. Of this enrollment growth, 48,049 members, or 35%, were related to the Medicaid product and 81,186 members, or 59%, were commercial members. The effect on revenues of the increased membership was partially offset by changes in commercial membership mix, with an increased percentage of that membership composed of the lower premium PPO and POS products compared to the HMO products, and a 4.3% decline in average HMO premium yield. The decline in average HMO premium yield of $5.57 on a per member per month basis equated to a reduction in premiums of approximately $26.5 million in 1996 when compared to 1995. Membership as of December 31, 1996 and 1995 was as follows:

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

    During the fourth quarter of 1996, the Company confirmed through claims payment activity that the Company's costs had increased during 1996 at levels slightly higher than estimated during the earlier quarters. These additional costs were caused by both continued adverse utilization and cost severity trends. As a result, the Company recorded additional provisions ($25.6 million) in the fourth quarter of 1996 to reflect additional expenses on prior quarter claims ($4.3 million), to reflect additional expenses for current quarter claims ($3.0 million) and to provide reserves in excess of the actuarial determined midpoint amounts. The Company decided to provide the additional reserves due to possible unanticipated reserve needs, the growth of the Company's business and the possible effects of changing provider contracting and reimbursement methodologies. The Company expects to maintain the additional claim reserves as a part of its ongoing reserve determinations.

    Selling, general, and administrative expense ("SGA") increased $41.6 million, or 33.6%, from 1995. As a percentage of total operating revenues, SGA increased from 14.5% in 1995 to 15.6% in 1996 due to increases in costs, declines in commercial premiums and the items discussed below. The Company decided to cease start-up development activities in certain markets in 1996.
As a result of narrowing the focus of new market development, certain capitalized costs totaling $4.3 million were charged to SGA in 1996. During 1996, the Company also recorded approximately $8.1 million of charges related to personnel terminations and related severance. These charges resulted from administrative and medical office staff reductions due to excess capacity and the outsourcing of certain ancillary services capabilities. Additionally, due to an increase of 32% in premium receivables during 1996 and an increase in the past due amounts due to delinquent collections, provisions for uncollectible accounts were increased by approximately $5.3 million during the year. The additional expenses were incurred during each quarter of the year as the past due amounts increased.

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

    Effective March 22, 1996, the Company purchased the common stock of PARTNERS Health Plan of Pennsylvania, Inc. ("PARTNERS") from Aetna Life & Casualty Company ("Aetna"). At the time of acquisition PARTNERS served approximately 16,000 HMO members in the Pittsburgh area. Consideration for the transaction was approximately $35 million in cash, of which approximately $32.1 million was recorded as goodwill. The acquisition price included, among other typical business assets and goodwill, consideration for non-compete agreements, the expectation of entering into a favorable joint marketing agreement and the opportunity to acquire additional Aetna membership at a favorable price. During the fourth quarter of 1996, the Company determined that none of the opportunities were being realized, cash flows were short of expectations (losses in 1996 versus projected positive cash flows) and that Aetna had purchased U.S. Healthcare, which has operations in the Company's service areas. In addition, the Company filed suit against Aetna and U.S. Healthcare alleging breach of the acquisition agreement, seeking enforcement of the non-compete agreement and requesting other forms of relief. As a result, based on fair value estimates of the intangibles on both the sales recovery and discounted cash flow basis, the intangibles were written down to an amount that supported the estimated fair value ($10.0 million) of the assets.

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

    At the end of the second quarter of 1995, the Company identified adverse trends that were occurring in western Pennsylvania in both the ultilization and cost areas. The Company was also experiencing service delays in several of its major plans, which created fluctations in its claim backlogs. The Company, recognizing these factors as a part of its process, increased the medical claims reserves from $66 million at December 1994 to $76 million at June 1995. During the fourth quarter of 1995, the Company confirmed through claims payment activity that the Company's costs had increased during 1995 at levels slightly higher than estimated during the earlier quarters. These additional costs were caused by both continued adverse utilization and costs severity trends. As a result, the Company recorded additional provisions ($13.0 million) in the fourth quarter of 1995 to reflect additional expenses on prior quarter claims ($2.5 million), to reflect additional expenses for current quarter claims ($4.0 million) and to provide reserves in excess of the actuarial determined midpoint amounts. The Company decided to provide the additional reserves due to possible unanticipated reserve needs, the growth of the Company's business and the possible effects of changing provider contracting and reimbursement methodologies.

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

    As a result of continuing losses in the fourth quarter of 1996, the Company was not in compliance with certain revised financial covenants in the Amended Credit Facility and therefore, was in default under the terms of the Amended Credit Facility as of December 31, 1996. As a result, no further borrowings under the Amended Credit Facility were available. Subsequent to December 31, 1996, the Company entered into an amended and restated agreement ("Restated Credit Facility") with the bank group effective March 28, 1997 that, along with other changes, converts the amount outstanding under the Restated Credit Facility to a term loan, revises certain financial ratios the Company is required to maintain, effectively increases the interest rate of the indebtedness by 2.7% (to the greater of prime plus 2% or the federal funds rate plus 2.5%) and revises the amortization period of the loan. The Restated Credit Facility requires payments of $10 million on June 30, 1997, $7 million on September 30, 1997, $18 million on December 31, 1997 and $55 million on April 1, 1998. The Restated Credit Facility eliminated the defaults that existed under the Amended Credit Facility at December 31, 1996.

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

         In connection with the merger of SHMC, the Company recorded $3.4 million in the third and fourth quarters of 1994 for transaction costs. In connection with the merger of HCUSA, the Company recorded $2.3 million of merger costs in the second quarter of 1995. These costs include expenses for investment bankers, SEC filing and shareholder reporting fees and professional fees.

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

C.       OTHER CHARGES

         At the end of the second quarter of 1996, the Company established reserves totaling $8.2 million for anticipated losses on multi-year contracts with certain employer groups, primarily in the St. Louis market. The Company expects to utilize these reserves over the remaining lives of the contracts and then either discontinue these products or significantly change the terms and conditions of the contracts with these parties. The contracts expire at varying dates through 1999 and cover approximately 30,000 members. In the fourth quarter of 1996, the Company re-evaluated its cost structure in relation to the contracts and recorded additional reserves of $1.6 million, primarily as a result of increases in medical costs for inpatient alternatives such as outpatient surgery and prescriptions drugs. The Company continually evaluates the underlying costs expected to be incurred in servicing the contracts.


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

         The Restated Credit Facility contains covenants relating to net worth, investments in non-admitted assets, operating margins and the creation or assumption of debt or liens on the assets of the Company. Prior to the closing of the proposed Warburg transaction described in Note S, any event or condition which has or could reasonably be expected to have a material adverse effect on the Company's business, financial condition or results of operations will constitute an event of default under the Restated Credit Facility. As of March 31, 1997, no such event or condition has occurred. The Restated Credit Facility is collaterlized by substantially all of the assets of the Company.

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



Dated:  July 23, 1997

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