Form 10-Q
period 1997-06-30
COVENTRY CORP
filed 1997-08-14
CIK 867440

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1997 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _______________ to __________________________

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
                                    YES X   NO
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Class                                  Outstanding at August 5, 1997
------                                  -----------------------------
Common stock $.01 Par Value                        33,133,959

                              COVENTRY CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                                        Page
                                                                                        ----
PART I.         FINANCIAL INFORMATION

Item 1:         Financial Statements

                Condensed Consolidated Balance Sheets at June 30, 1997
                and December 31, 1996                                                     1

                Condensed Consolidated Statements of Operations for
                the quarter and six months ended June 30, 1997
                and 1996                                                                  2

                Condensed Consolidated Statements of Cash Flows for
                the six months ended June 30, 1997 and
                1996                                                                      3

                Notes to Condensed Consolidated Financial Statements                      4

Item 2:         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                       7

PART II.        OTHER INFORMATION

Item 1:         Legal Proceedings                                                        14

Items 2, 3, 4, and 5                                                                     14

Item 6                                                                                   14

Signatures                                                                               15

PART I.  FINANCIAL INFORMATION
Item 1:  Financial Statements


                      COVENTRY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                   June 30,        December 31,
ASSETS                                                               1997              1996
                                                                  ---------          ---------
                                                                 (unaudited)
Cash and cash equivalents                                         $  94,761          $  85,646
Short-term investments                                                6,496              7,388
Accounts receivable, net                                             37,594             37,921
Other receivables                                                    27,650             22,661
Assets held for sale                                                     --             23,856
Deferred income taxes and other current assets                       22,179             30,819
                                                                  ---------          ---------
     Total current assets                                           188,680            208,291

Long-term investments                                                70,576             75,389
Property and equipment, net                                          23,096             24,979
Goodwill and intangible assets, net                                 114,930            118,346
Other assets                                                         24,583             21,940
                                                                  ---------          ---------
     Total assets                                                 $ 421,865          $ 448,945
                                                                  =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Medical claims liabilities                                        $ 109,837          $ 146,082
Accounts payable and other accrued liabilities                       81,639             84,563
Deferred revenue                                                     15,323             14,888
Current portion of long-term debt and notes payable                  56,560             36,468
                                                                  ---------          ---------

     Total current liabilities                                      263,359            282,001

Long-term debt                                                       42,371             57,291
Other long-term liabilities                                           7,476              9,226
Stockholders' equity:
     Common Stock, $.01 par value; 50,000,000 shares
     authorized; 33,478,665 issued (including 439,560 shares
     owned by a subsidiary), 33,039,105 shares outstanding in
     1997 and 33,001,296 shares issued and outstanding in 1996          335                330
Additional paid-in capital                                          143,860            136,142
Net unrealized investment gain                                          165                395
Accumulated deficit                                                 (30,701)           (36,440)
Treasury stock, at cost, 439,560 shares                              (5,000)
                                                                  ---------          ---------
     Total stockholders' equity                                   $ 108,659          $ 100,427
                                                                  ---------          ---------
     Total liabilities and stockholders' equity                   $ 421,865          $ 448,945
                                                                  =========          =========

See notes to condensed consolidated financial statements.

                      COVENTRY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                              Quarter ended            Six months ended
                                                  June 30,                 June 30,
                                      -------------------------   -----------------------
                                           1997          1996         1997        1996
                                      ------------    ---------   -----------  ----------

Operating revenues:
   Managed care premiums                 $ 295,934    $ 254,012    $ 591,453    $ 487,675
   Management services                       5,147        3,725        8,973        6,999
                                         ---------    ---------    ---------    ---------
          Total operating revenues         301,081      257,737      600,426      494,674

Operating expenses:
   Health benefits                         253,536      223,343      517,812      422,644
   Selling, general and administrative      42,284       36,351       81,605       72,908
   Depreciation and amortization             3,787        4,146        8,102        7,997
   Other charges                                --        8,243           --        8,243
   Gain on sale of medical offices          (9,607)          --      (15,561)          --
                                         ---------    ---------    ---------    ---------
          Total operating expenses         290,000      272,083      591,958      511,792
                                         ---------    ---------    ---------    ---------

Operating earnings (loss)                   11,081      (14,346)       8,468      (17,118)

Other income, net                            2,434        1,869        5,502        4,143
Interest expense                            (2,536)      (1,788)      (4,377)      (2,888)
                                         ---------    ---------    ---------    ---------

Earnings (loss) before income taxes         10,979      (14,265)       9,593      (15,863)

Provisions for (benefit from) income
   taxes                                     4,391       (5,715)       3,837       (6,345)
Minority interest in earnings (loss)
   of consolidated susidiary, net of
   income tax                                   (2)         (22)          17          (22)
                                         ---------    ---------    ---------    ---------

Net earnings (loss)                      $   6,590    $  (8,528)   $   5,739    $  (9,496)
                                         =========    =========    =========    =========

Net earnings (loss) per common and
  common equivalent share                $    0.20    $   (0.26)   $    0.17    $   (0.29)
                                         =========    =========    =========    =========

Weighted average common and
  common equivalent shares outstanding      33,390       33,041       33,112       32,947
                                         ==========   =========    =========    =========


See notes to condensed consolidated financial statements.

                      COVENTRY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                            Six months ended June 30,
                                                               1997          1996
                                                            --------       --------
Net cash provided by (used in) operating activities         $(51,664)      $  2,968
                                                            --------       --------

Cash flows from investing activities:
   Capital expenditures, net                                  (2,674)        (7,365)
   Sale of investments                                        17,931         39,147
   Purchase of investments                                   (13,692)       (27,489)
   Proceeds from sale of subsidiary and
     medical offices                                          51,566           --
   Payments for purchase of subsidiaries,
     net of cash acquired                                       --          (27,983)
                                                            --------       --------

Net cash provided by (used in) investing activities           53,131        (23,690)
                                                            --------       --------

Cash flows from financing acitivities:
   Issuance of long-term debt and notes payable               40,000         37,633
   Payments of long-term debt and notes payable              (35,075)       (13,561)
   Net proceeds from issuance of stock and warrants            2,723          5,001
                                                            --------       --------

Net cash provided by financing activities                      7,648         29,073
                                                            --------       --------

Net increase in cash and cash equivalents                      9,115          8,351
Cash and cash equivalents at beginning of the period          85,646         67,435
                                                            --------       --------

Cash and cash equivalents at end of the period              $ 94,761       $ 75,786
                                                            ========       ========


Supplemental disclosures of cash flow information
   Cash paid (received) during the period was as follows:
          Interest                                          $  4,722       $  2,765
                                                            ========       ========
          Income taxes                                      $ (2,018)      $ (7,247)
                                                            ========       ========

See notes to condensed consolidated financial statements

                              COVENTRY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements of Coventry Corporation and subsidiaries (the "Company") contained in this report are unaudited but reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair statement of the results of the interim periods reflected. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain reclassifications have been made to 1996 amounts to conform to the 1997 presentation. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, notes thereto and management's discussion and analysis included in the Company's most recent Annual Report on Form 10-K/A, filed with the SEC in July 1997.

2.       ACQUISITIONS

         Effective March 22, 1996, the Company purchased 81% of the common stock of PARTNERS Health Plan of Pennsylvania, Inc. and acquired the remaining 19% of the common stock through the merger of a subsidiary of the Company with and into PARTNERS, whose name was changed to Coventry Health Plan of Pennsylvania, Inc. ("CHP"). CHP is the holding company for Coventry Health Plan of Western Pennsylvania, Inc., which, at the time of acquisition, was known as Aetna Health Plan of Western Pennsylvania, Inc. and served approximately 16,000 HMO members in the Pittsburgh area. Consideration for the transaction was approximately $35 million in cash, of which approximately $32.1 million was recorded as goodwill. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the net assets have been included in the consolidated financial statements from the effective date of acquisition. The acquisition price included, among other typical business assets and goodwill, consideration for non-compete agreements, the expectation of entering into a favorable joint marketing agreement and the opportunity to acquire additional Aetna membership at a favorable price. During the fourth quarter of 1996, the Company determined that none of the opportunities were being realized, cash flows were short of expectations (losses in 1996 versus projected positive cash flows) and that Aetna had purchased U.S. Healthcare, which has operations in the Company's service areas. In addition, the Company filed suit against Aetna and U.S. Healthcare alleging breach of the acquisition agreement, seeking enforcement of the non-compete agreement and requesting other forms of relief. Based on the fair value estimates of the intangibles, on both a sales recovery and discounted cash flow basis, the intangibles were written down to $10.0 million at December 31, 1996.

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

4.       SALE OF MEDICAL OFFICES

         Effective March 31, 1997, the Company completed its sale of the medical offices associated with HealthAmerica Pennsylvania, Inc., its health plan in Pittsburgh, Pennsylvania, to a major health care provider organization. The sales price was $20 million and the transaction resulted in a pretax gain of approximately $6.0 million. Coincident with the sale, the Company entered into a long-term global capitation agreement with the purchaser which increased the globally capitated membership in western Pennsylvania to approximately 226,000 members. Under the agreement, the provider organization will receive a fixed percentage of premium to cover all of the medical treatment the globally capitated members will receive.

         Effective May 1, 1997, the Company completed its sale of the medical offices associated with Group Health Plan, its health plan in St. Louis, Missouri, to a major health care provider organization. The sales price was $26.9 million and the transaction resulted in a pretax gain of approximately $9.6 million. Coincident with the sale, the Company entered into a long-term global capitation agreement with the purchaser covering approximately 83,000 members, pursuant to which the provider organization will receive a fixed percentage of premium to cover all of the medical treatment the globally capitated members will receive.

5.       CONVERTIBLE EXCHANGEABLE SUBORDINATED NOTES

         On April 2, 1997, the Company announced that it entered into a securities purchase agreement with Warburg, Pincus Ventures, L.P. ("Warburg") and Franklin Capital Associates III L.P. ("Franklin" and collectively with Warburg the "Investors") for the Investors purchase of $40 million of the Convertible Exchangeable Subordinated Notes of the Company (the "Convertible Notes"), together with warrants to purchase 2.35 million shares of the Company's common stock, for $42.35 million. The Convertible Notes are convertible into 4 million shares of the Company's common stock. On May 9, 1997, the Investors purchased $26.8 million of the Convertible Notes and 1.6 million warrants for an aggregate purchase price of $28.4 million. Following approval from certain state insurance regulators, the remaining investment by Warburg of approximately $13.9 million was completed on June 30, 1997. The Convertible Notes will be exchangeable at the Company's option for shares of convertible preferred stock, the authorization of which will require the approval of the Company's shareholders at the 1997 shareholders' meeting.

6.       EARNINGS (LOSS) PER SHARE

         Earnings (loss) per share is computed based upon the weighted average shares of common stock and common stock equivalents during the period. Common stock equivalents arising from dilutive stock options and warrants are computed using the treasury stock method. In May and June of 1997, the Company issued Convertible Notes which are not considered common stock equivalents. The fully diluted earnings per share calculation assumes conversion of the Convertible Notes and adjusts earnings for the interest that would not be paid in that event. Fully diluted earnings per share are not presented, as the calculation does not materially affect earnings per share for either period ending June 30, 1997.

7.       RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" which is effective for both interim and annual reporting periods ending after December 15, 1997. The Company will adopt the new standard in its reporting for the quarter and the year ended December 31, 1997. Management does not believe that adoption of this standard will have a material impact on earnings per share.

         The FASB has also issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier financial statements for comparative purposes. SFAS No. 130 requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the financial statements. Management has not yet determined the effect, if any, of SFAS No. 130 on the consolidated financial statements.

         The FASB has also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets and about major customers regardless of whether that information is used in making operating decisions. This Statement is effective for financial statements for periods beginning after December 15, 1997. Management has not yet determined the effect, if any, of SFAS No. 131 on the consolidated financial statements.

8.       SUBSEQUENT EVENTS

         In August 1997, the Company entered into an agreement to sell certain medical officers associated with HealthAmerica Pennsylvania, Inc., its health plan in Harrisburg, Pennsylvania. The agreement covers five medical offices and 21 physicians that serve approximately 12,000 members. Coincident with the sale of the medical offices, the Company will enter into a long-term capitation agreement with the purchaser of the medical offices, pursuant to which the provider organization will receive a fixed percentage of premiums to cover the medical treatment the Company's capitated members (approximately 7,000) receive from the health care system. Proceeds from the sale are expected to approximate the carrying value of the medical offices.

Item 2:

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               Quarter and six months ended June 30, 1997 and 1996

GENERAL

         Coventry Corporation, headquartered in Nashville, Tennessee, is a managed health care company that provides comprehensive health benefits and services to a broad cross section of employer and government-funded groups in Pennsylvania, Ohio, West Virginia, Missouri, Illinois and Virginia.

         The Company serves a membership of 765,451 full-risk members and 146,630 self-insured members as of June 30, 1997. The following tables show the total number of enrollees as of June 30, 1997 and 1996 and the percentage increases in enrollment.

                                                   June 30,                           Percent
                                          1997                    1996                Change
                                     -------------         ---------------         ------------
Western Pennsylvania                       293,328                 292,882               0.2%
Central Pennsylvania                       259,586                 224,297              15.7%
St. Louis                                  266,313                 233,623              14.0%
Richmond                                    71,107                  68,913               3.2%
Jacksonville (1)                            21,747                  25,234             (13.8%)
                                     -------------         ---------------
Total                                      912,081                 844,949               7.9%
                                     =============         ===============

                                                   June 30,                           Percent
                                         1997                    1996                  Change
                                     -------------         ---------------         ------------

Commercial HMO                             404,314                 421,676              (4.1%)
Commercial PPO/POS                         209,607                 155,340              34.9%
Medicare risk                               31,103                  13,284             134.1%
Medicaid  (1)                              120,427                 107,096              12.4%
Non-risk                                   146,630                 147,553              (0.6%)
                                     -------------         ---------------
Total                                      912,081                 844,949               7.9%
                                     =============         ===============

(1) Effective June 30, 1997, the Company discontinued its Medicaid operations in the Jacksonville, Florida area.


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

RESULTS OF OPERATIONS

QUARTERS ENDED JUNE 30, 1997  AND 1996

         Managed care premiums increased $41.9 million, or 16.5%, from the prior year quarter. This increase is a result of risk membership growth of 68,055, or 9.8%, from the prior year quarter. Growth in Medicare risk membership of 17,819 accounted for over 26% of the membership increase. The revenue increase in the second quarter was enhanced by the growth in Medicare risk membership which has a significantly higher per member per month premium when compared to the commercial products.

         Management services revenue increased $1.4 million or 38.2% from the prior year. This increase is primarily attributable to the increase in the average per member per month administration fee and revenue from transition services provided to the global capitation provider in St. Louis, Missouri.

         Health benefits expense increased $30.2 million, or 13.5%, in 1997, compared to 1996, as a result of the increase in risk enrollment. The Company's medical loss ratio decreased to 85.7% from 87.9% in the corresponding prior year quarter. The decline in the medical loss ratio is primarily attributable to the global capitation contracts entered into in conjunction with the sales of the Company's medical offices in Pittsburgh, Pennsylvania and St. Louis, Missouri. The benefit from the global capitation agreements was reduced as the medical loss ratio increased significantly in the central Pennsylvania region due to increases in inpatient alternatives (such as outpatient surgery), referrals to specialists and cost of prescription drugs.

         The Company has undertaken initiatives to control its medical costs, including global capitation arrangements, risk sharing with hospitals, capitating specialists, national contracting of ancillary services and rationalization of its health center operations. In March 1997, the Company entered into agreements to sell the Company's medical offices in western Pennsylvania and St. Louis, Missouri to major provider organizations in these markets. The western Pennsylvania transaction closed effective March 31, 1997. The St. Louis, Missouri agreement was completed effective May 1, 1997. Coincident with the sale of the medical offices, the Company entered into long-term global capitation arrangements with the purchasers of the medical offices, pursuant to which the provider organizations will receive a fixed percentage of premium to cover all of the costs of medical care the globally capitated members will receive. These global capitation agreements covered approximately 226,000, or 91%, and 83,000, or 45%, of the commercial, Medicaid and Medicare risk membership in western Pennsylvania and St. Louis, respectively, on the respective signing dates. In July 1997, regulatory approval was received to add approximately 11,000 Ohio members to the western Pennsylvania contract. The Company expects to add approximately 13,000 members to the western Pennsylvania contract when regulatory approval is received from West Virginia. These arrangements in western Pennsylvania and

St. Louis, Missouri effectively reduce the Company's medical costs as a percentage of premiums, enable the Company to reduce administrative staff in patient utilization and medical management and shift the risk of medical costs fluctuations to the provider networks. However, since the global capitation arrangements are with single provider organizations covering substantial membership, the Company is exposed to credit and operating risks with respect to the financial strength of such organizations.

         Selling, general and administrative ("SGA") expense increased $5.9 million, or 16.3%, from the prior year corresponding quarter. SGA in the second quarter of 1996 included termination costs of $0.8 million related to personnel reductions associated with streamlining the Company's administrative processes. The 1997 amount includes $1.1 million of severance related to certain executives. The increase in SGA in 1997 is primarily attributable to the increase in full risk membership, additional personnel cost relating to re-engineering of claims processing, information systems and customer service, and the costs associated with the growth of the Medicare risk product in certain markets which were not operational in the corresponding prior year quarter.

         Depreciation and amortization decreased $0.4 million, or 8.7%, from 1996. This decrease is a result of the medical office sales.

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

         As discussed in note 4, effective May 1, 1997, the Company completed its sale of its St. Louis, Missouri medical offices. The sales price was $26.9 million and the transaction resulted in a pretax gain of approximately $9.6 million.

         Other income increased $0.6 million due to higher cash and investments when compared to the prior year quarter. Interest expense increased $0.7 million due to the higher interest rate on the Company's term loan.

         Earnings from operations were $11.1 million, or $25.4 million more than the prior year quarter. Excluding the 1997 gain from the medical office sale and the 1996 termination cost and contract loss provisions, the operating earnings would have been $1.5 million, or $6.8 million greater than the quarter ended June 30, 1996. This $6.8 million increase in operating income is primarily attributable to the decrease in medical cost.

         The Company's net earnings were $6.6 million, or $15.1 million greater than the prior year quarter. Earnings per common and common equivalent share were $0.20 per share in the second quarter of 1997 compared to a $0.26 loss per share in the second quarter of 1996. The weighted average common and common equivalent shares outstanding were approximately 33,390,000 and 33,041,000 for the quarters ended June 30, 1997 and 1996, respectively.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1997 AND 1996

         Managed care premiums increased $103.8 million, or 21.3%, from the prior year six months. This increase is a result of risk membership growth of 68,055, or 9.8%, from the prior period. Growth in Medicare risk membership of 17,819 accounted for over 26% of the membership increase. The revenue increase in the first six months was enhanced by the growth in Medicare risk membership which has a significantly higher per member per month premium when compared to the commercial products.

         Management services revenue increased $2.0 million or 28.2% from the prior year. This increase is primarily attributable to the increase in the average per member per month administration fee and revenues from transition services provided to the global capitation provider in St. Louis, Missouri.

         Health benefits expense increased $95.2 million, or 22.5%, in 1997, compared to 1996, as a result of the increase in risk enrollment and increases in medical costs. The Company's medical loss ratio increased to 87.5% from 86.7% in the corresponding six months. Medical loss ratios increased significantly in the central Pennsylvania region due to increases in inpatient alternatives (such as outpatient surgery), referrals to specialists and pharmacy. Significant medical cost increases in the Medicare risk product in St. Louis, Missouri were a result of increased Medicare risk membership and high utilization of inpatient services.

         The Company determined, at the end of 1996, that its Florida operations are not sufficiently profitable to justify a continued presence in the Florida market and, as a result, the Company discontinued operations in the Florida HMO market on June 30, 1997. The Company established a reserve of $1.2 million at December 31, 1996 to reflect the anticipated costs of exiting this market and the reserve is believed to be sufficient to cover the anticipated costs.

         Selling, general and administrative ("SGA") expense increased $8.7 million, or 11.9%, from the prior year corresponding six months. SGA in the first half of 1996 included termination costs of $6.0 million related to personnel reductions associated with streamlining the Company's administrative processes and reducing staffing in its medical offices. The increase in SGA is primarily attributable to the increase in full risk membership, additional personnel cost relating to the re-engineering of administrative processes in claims processing, information systems and customer services, and the costs associated with the growth of new products in certain markets which were not operational in the corresponding prior year quarter.

         Depreciation and amortization increased $0.1 million, or 1.3%, from 1996. This increase corresponds to additions in net property and equipment since the corresponding prior year quarter which is offset by the effect of the medical office sales in 1997.

         As discussed in note 4, effective March 31, 1996, the Company completed its sale of its western Pennsylvania medical offices. The sales price was $20 million and the transaction resulted in a pretax gain of approximately $6.0 million. Also, effective May 1, 1997, the Company completed its sale of its St. Louis, Missouri medical offices. The sales price was $26.9 million and the transaction resulted in a pretax gain of approximately $9.6 million.

         Other income increased $1.4 million due to higher cash and investments when compared to the prior year quarter. Interest expense increased $1.5 million due to a higher interest rate on the Company's term loan.

         Earnings from operations were $8.5 million, or $25.6 million more than the prior year six months. Excluding the 1997 gain from the medical office sales and the 1996 termination costs and contract loss provisions, the operating loss would have been $7.1 million, or $4.2 million greater than the six months ended June 30, 1996. This $4.2 million increase in the operating loss for the six months ended June 30, 1997 is primarily attributable to higher medical cost in the first quarter of 1997, when compared to the first quarter of 1996, and the increase in SGA cost discussed above.

         The Company's net income was $5.7 million, or $15.2 million more than the prior year six months. Net income per common and common equivalent share was $0.17 per share in the first half of 1997 compared to a $0.29 loss per share in the first half of 1996. The weighted average common and common equivalent shares outstanding were approximately 33,112,000 and 32,947,000 for the six months ended June 30, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's total cash and investments, excluding deposits of $8.4 million restricted under state regulations, increased $3.4 million to $171.8 million at June 30, 1997 from $168.4 million at December 31, 1996. Cash and cash equivalents increased $9.1 million to $94.8 million at June 30, 1997. Cash used in operations of $51.7 million was primarily the result of a reduction in medical claims payable resulting from the Company's new global capitation arrangements where the Company no longer has medical claims risk for certain members, and an increase in accounts receivable. Cash flows provided by investing activities of $53.1 million were primarily the result of the sales of medical offices and a subsidiary. Cash flows provided by financing activities were the result of the sale of the Convertible Notes and warrants, reduced by long-term debt repayments.

         The Company's HMOs and insurance subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the Company may receive from its HMOs and insurance subsidiaries. After giving effect to these statutory reserve requirements, the Company's regulated subsidiaries had surplus in excess of statutory requirements of approximately $43.7 million and $41.6 million at June 30, 1997 and December 31, 1996, respectively. Excluding funds subject to regulation, the Company had cash and investments of approximately $20.0 million and $16.5 million at June 30, 1997 and December 31, 1996, respectively, which are available to pay intercompany balances to regulated companies and for general corporate purposes.

         As a result of losses in the fourth quarter of 1996, the Company was not in compliance with certain revised financial covenants in its Amended Credit Facility ("Amended Credit Facility"). The Company entered into an amended and restated agreement ("Restated Credit Facility") with the bank group effective March 28, 1997, that, along with other changes, converted the amount outstanding under the Restated Credit Facility to a term loan, revised certain financial ratios the Company is required to maintain, effectively increased the interest rate of the indebtedness by 2.7% (to the greater of prime plus 2% or the federal funds rate plus 2.5%) and revised the amortization period of the loan. The Restated Credit Facility required payments of $10 million on June 30, 1997, $7 million on September 30, 1997, $18 million on December 31, 1997 and $55 million on April 1, 1998. The Company was in compliance with the covenants contained in the Restated Credit Facility as of June 30, 1997.

         The Restated Credit Facility contains covenants relating to investments in non-admitted assets, operating margin, net worth levels and the creation or assumption of debt or liens on the assets of the Company. The Restated Credit Facility is collateralized by substantially all of the assets of the Company.

         On June 30, 1997, the effective interest rate on the indebtedness under the Restated Credit Facility was 10.5%.

         The Restated Credit Facility requires the Company to apply 50% of the net cash proceeds from the sale of the Convertible Notes and warrants to the loan balance, with the payment being applied to reduce 1997 and 1998 amortization payments. The Restated Credit Facility also requires the Company to prepay loans upon receipt of $7.5 million of tax refunds resulting from the carryback of operating losses to prior years, with the prepayment being applied to reduce the December 1997 amortization payment. The Restated Credit Facility requires the Company to apply 50% of the net cash proceeds of sales of the Company's capital stock to reduce the scheduled amortization in the inverse order of maturity, prohibits the sale of any substantial subsidiary and restricts the Company's ability to declare and pay cash dividends on its common stock.

         On April 2, 1997, the Company announced that it entered into a securities purchase agreement with Warburg, Pincus Ventures, L.P. ("Warburg") and Franklin Capital Associates III L.P. ("Franklin" and collectively with Warburg the "Investors") for the Investors purchase of $40 million of the Convertible Exchangeable Subordinated Notes of the Company (the "Convertible Notes"), together with warrants to purchase 2.35 million shares of the Company's common stock for $42.35 million. The Convertible Notes are convertible into 4 million shares of the Company's common stock. On May 9, 1997, the Investors purchased $26.8 million of the Convertible Notes and 1.6 million warrants for an aggregate purchase price of $28.4 million. Approximately $20 million of the proceeds was utilized to prepay a portion of the outstanding indebtedness under the Restated Credit Facility. Following approval from certain state insurance regulators, the remaining investment by Warburg of approximately $13.9 million was completed on June 30, 1997 and the total proceeds were used to retire $14 million of indebtedness under the Restated Credit Facility. The $14 million payment was comprised of $7.0 million of mandatory prepayments from the Warburg proceeds, $1.4 million for the required June 30 payment, $0.5 million of the anticipated tax refund and $5.1 million of optional prepayment. The Convertible Notes will be exchangeable at the Company's option for shares of convertible preferred stock, the authorization of which will require the approval of the Company's shareholders at the 1997 shareholders' meeting. Interest is payable semi-annually and accrues at 8.3%. Interest is payable in additional Convertible Notes and as a result, the accrued interest at June 30, 1997 has been added to the outstanding indebtedness.

         As a result of the 1997 payments, at June 30, 1997, the payments required on December 31, 1997 and April 1, 1998 under the Restated Credit Facility were reduced to $12.2 million and $43.8 million, respectively.

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

         As a result of the introduction of Medicare and Medicaid risk products in 1995, the Company is subject to regulatory and legislative changes in those two government programs. On August 5, 1997, the President signed into law the Balanced Budget Act of 1997. This law made revisions to the Medicare program, including permitting provider-sponsored organizations to offer services to Medicare beneficiaries, and requiring managed care plans serving Medicare beneficiaries to make medically necessary care available 24 hours a day, to provide coverage a "prudent lay person" would deem necessary and to provide grievance and appeal procedures, and prohibiting such plans from restricting providers' advice concerning medical care. The Company does not believe this legislation will have a material adverse effect on its operations.

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

PART II.  OTHER INFORMATION

         Item 1:  Legal Proceedings

         In the normal course of business, the Company has been named as defendant in various legal actions seeking payments for claims denied by the Company, medical malpractice and other monetary damages. The Company also has contingent litigation risks with certain discontinued operations. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through June 30, 1997 may result in the assertion of additional claims. With respect to medical malpractice, the Company carries professional malpractice and general liability insurance for each of its operations on a claims made basis with varying deductibles for which the Company maintains reserves. In the opinion of management, the outcome of any of these actions will not have a material adverse effect on the financial position or results of operations of the Company.

         Items 2, 3, 4, and 5:      Not Applicable


         Item 6:  Exhibits and Reports on Form 8-K.

         (a)  Reports on Form 8-K:

              (i) A report on Form 8-K relating to the Amended and Restated Securities Purchase Agreement was filed on July 9, 1997.

              (27)     Financial data schedule (for SEC use only).

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                COVENTRY CORPORATION
                                                    (Registrant)



Date:      August 14, 1997                      By:/s/ Allen F. Wise
           ------------------------------          -----------------------------
                                                   Allen F. Wise
                                                   President and Chief Executive
                                                   Officer


Date:      August 14, 1997                      By:/s/ Dale B. Wolf
           ------------------------------          -----------------------------
                                                   Senior Vice President and
                                                   Chief Financial Officer