Form 10-Q
period 1997-09-30
COVENTRY CORP
filed 1997-11-14
CIK 867440

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997 or

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

                                    YES X   NO
                                       ---    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                        Outstanding at November 6, 1997
-----                                        -------------------------------
Common stock $.01 Par Value                            33,620,871

                              COVENTRY CORPORATION


                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                                         Page
                                                                                         ----
PART I.         FINANCIAL INFORMATION

Item 1:         Financial Statements

                Condensed Consolidated Balance Sheets at September 30,
                1997 and December 31, 1996                                                  1

                Condensed Consolidated Statements of Operations for the
                quarter and nine months ended September 30, 1997 and 1996                   2

                Condensed Consolidated Statements of Cash Flows for
                the nine months ended September 30, 1997 and 1996                           3

                Notes to Condensed Consolidated Financial Statements                        4

Item 2:         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                         8

Item 3:         Quantitative and Qualitative Disclosures about Market Risk                 15

PART II.        OTHER INFORMATION

Item 1:         Legal Proceedings                                                          16

Items 2, 3, 4 and 5                                                                        16

Item 6                                                                                     16

Signatures                                                                                 17


Part I:
Item 1:

                      COVENTRY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                    September 30,       December 31,
ASSETS                                                                  1997                1996
                                                                    -------------       ------------
                                                                    (unaudited)

Cash and cash equivalents                                            $ 141,236           $  85,646
Short-term investments                                                   4,951               7,388
Accounts receivable, net                                                34,976              37,921
Other receivables                                                       15,021              22,661
Assets held for sale                                                        --              23,856
Deferred income taxes and other current assets                          12,834              30,819
                                                                     ---------           ---------
   Total current assets                                                209,018             208,291

Long-term investments                                                   71,403              75,389
Property and equipment, net                                             22,856              24,979
Goodwill and intangible assets, net                                    112,281             118,346
Other assets                                                            21,563              21,940
                                                                     ---------           ---------
   Total assets                                                      $ 437,121           $ 448,945
                                                                     =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Medical claim liabilities                                            $ 116,743           $ 146,082
Accounts payable and other accrued liabilities                          94,132              84,563
Deferred revenue                                                        14,930              14,888
Current portion of long-term debt and notes payable                     49,172              36,468
                                                                     ---------           ---------
   Total current liabilities                                           274,977             282,001

Convertible exchangable subordinated notes                              41,180                  --
Long-term debt                                                           1,286              57,291
Other long-term liabilities                                              6,448               9,226

Stockholders' equity:
   Common Stock, $.01 par value; 50,000,000 shares
   authorized; 33,589,464 issued (including 439,560 shares
   owned by a subsidiary), 33,149,904 shares outstanding in
   1997 and 33,001,296 shares issued and outstanding in 1996               336                 330
Additional paid-in capital                                             145,498             136,142
Net unrealized investment gain                                             439                 395
Accumulated deficit                                                    (28,043)            (36,440)
Treasury stock, at cost, 439,560 shares                                 (5,000)                 --
                                                                     ---------           ---------
   Total stockholders' equity                                          113,230             100,427
                                                                     ---------           ---------
   Total liabilities and stockholders' equity                        $ 437,121           $ 448,945
                                                                     =========           =========

See notes to condensed consolidated financial statements

                      COVENTRY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                              Quarter Ended                  Nine months ended
                                                               September 30,                    September 30,
                                                          ------------------------       -------------------------
                                                             1997             1996          1997           1996
                                                             ----             ----          ----           ----
Operating revenues:
   Managed care premiums                                   $ 300,904      $ 269,602      $ 892,357      $ 757,277
   Management services                                         5,790          3,301         14,763         10,300
                                                           ---------      ---------      ---------      ---------
     Total operating revenues                                306,694        272,903        907,120        767,577

Operating expenses:
   Health benefits                                           254,551        232,678        772,363        655,322
   Selling, general and administrative                        43,287         35,968        124,892        108,876
   Depreciation and amortization                               2,880          3,930          9,913         11,783
   Other charges                                                  --             --             --          8,243
   (Gain) loss on sale of medical offices                        643             --        (14,918)            --
                                                           ---------      ---------      ---------      ---------
     Total operating expenses                                301,361        272,576        892,250        784,224
                                                           ---------      ---------      ---------      ---------

Operating earnings (loss)                                      5,333            327         14,870        (16,647)

Other income, net                                              1,933          2,403          7,435          6,546
Interest expense                                              (2,832)        (2,313)        (8,278)        (5,345)
                                                           ---------      ---------      ---------      ---------
Earnings (loss) before income taxes
   and minority interest                                       4,434            417         14,027        (15,446)

Provision for (benefit from) income taxes                      1,774            167          5,611         (6,178)

Minority interest in (income) loss of consolidated
   subsidiary, net of income tax                                   2            (98)            19           (120)
                                                           ---------      ---------      ---------      ---------
Net earnings (loss)                                        $   2,658      $     348      $   8,397      $  (9,148)
                                                           =========      =========      =========      =========
Net earnings (loss) per common and
   common equivalent share                                 $    0.08      $    0.01      $    0.25      $   (0.28)
                                                           =========      =========      =========      =========
Weighted average common and common
   equivalent shares outstanding                              34,609         33,021         33,505         32,839
                                                           =========      =========      =========      =========

See notes to condensed consolidated financial statements.

                      COVENTRY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                           Nine months ended September 30,
                                                                          --------------------------------
                                                                              1997               1996
                                                                              ----               ----
Net cash provided by operating activities                                 $   1,107           $  8,982
                                                                          ---------           --------
Cash flows from investing activities:
   Capital expenditures, net                                                 (4,902)           (11,736)
   Sale of investments                                                       27,885             50,046
   Purchase of investments                                                  (21,367)           (35,770)
   Proceeds from sale of subsidiary and medical offices                      51,862                 --
   Payments for purchase of subsidiaries, net of cash acquired                   --            (28,132)
                                                                          ---------           --------
Net cash provided by (used in) investing activities                          53,478            (25,592)
                                                                          ---------           --------
Cash flows from financing activities:
   Issuance of long-term debt and notes payable                              40,000             40,714
   Payments of long-term debt and notes payable                             (43,217)           (13,700)
   Net proceeds from issuance of stock and warrants                           4,222              5,589
                                                                          ---------           --------
Net cash provided by financing activities                                     1,005             32,603
                                                                          ---------           --------
Net increase in cash and cash equivalents                                    55,590             15,993
Cash and cash equivalents at beginning of the period                         85,646             67,435
                                                                          ---------           --------
Cash and cash equivalents at end of the period                            $ 141,236           $ 83,428
                                                                          =========           ========
Supplemental disclosures of cash flow information
   Cash paid (received) during the period was as follows:
     Interest                                                             $   6,119           $  3,986
                                                                          =========           ========
     Income taxes                                                         $  (6,508)          $  1,322
                                                                          =========           ========


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

         In August 1997, the Company entered into agreements to sell certain medical offices associated with HealthAmerica, its health plan in Harrisburg, Pennsylvania. The sales price was $2.1 million and the transaction resulted in a pretax loss of $0.2 million. Additionally in the third quarter, the Company sold its two remaining medical offices in Pittsburgh, Pennsylvania for $0.3 million in cash and recorded a pretax loss of $0.4 million.

5.       CONVERTIBLE EXCHANGEABLE SUBORDINATED NOTES

         On April 2, 1997, the Company announced that it entered into a securities purchase agreement with Warburg, Pincus Ventures, L.P. ("Warburg") and Franklin Capital Associates III L.P. ("Franklin" and collectively with Warburg the "Investors") for the Investors' purchase of $40 million of the Convertible Exchangeable Subordinated Notes of the Company (the "Convertible Notes"), together with warrants to purchase 2.35 million shares of the Company's common stock, for $42.35 million. The Convertible Notes are convertible into four million shares of the Company's common stock. On May 9, 1997, the Investors purchased $26.8 million of the Convertible Notes and 1.6 million warrants for an aggregate purchase price of $28.4 million. Following approval from certain state insurance regulators, the remaining investment by Warburg of approximately $13.9 million was completed on June 30, 1997. The Convertible Notes will be exchangeable at the Company's option for shares of convertible preferred stock, the authorization of which was approved by the Company's shareholders at the 1997 shareholders' meeting.

6.       EARNINGS (LOSS) PER SHARE

         Earnings (loss) per share is computed based upon the weighted average shares of common stock and common stock equivalents during the period. Common stock equivalents arising from dilutive stock options and warrants are computed using the treasury stock method. In May and June of 1997, the Company issued Convertible Notes which are not considered common stock equivalents. The fully diluted earnings per share calculation assumes conversion of the Convertible Notes and adjusts earnings for the interest that would not be paid in that event. Fully diluted earnings per share are not presented, as the calculation does not materially affect earnings per share for either period ending September 30, 1997.

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

8.       SUBSEQUENT EVENT

         On November 3, 1997, a definitive Capital Contribution and Share Exchange Agreement (the "Exchange Agreement") was entered into by and among Coventry Corporation, a Tennessee corporation, Coventry Health Care, Inc., a newly-formed Maryland corporation and wholly-owned subsidiary of Coventry Corporation ("Coventry Health Care"), Principal Mutual Life Insurance Company, an Iowa mutual insurance company ("Principal Mutual"), Principal Holding Company, an Iowa corporation and wholly-owned subsidiary of Principal Mutual ("Holding"), and Principal Health Care, Inc., an Iowa corporation and wholly-owned subsidiary of Holding ("PHC").

         Pursuant to the Exchange Agreement, the Company's shareholders will effect a 1:1 tax free share exchange (the "Exchange") with Coventry Health Care and PHC will effect a capital contribution (the "Capital Contribution") to Coventry Health Care of all of PHC's assets except for specified excluded assets and PHC's liabilities except for specified excluded liabilities. Under the Exchange, Coventry Health Care will issue to the Company's shareholders approximately 33 million shares of its common stock, representing approximately 60% of Coventry Health Care's outstanding equity. Under the Capital Contribution, Coventry Health Care will issue to PHC approximately 26 million shares of its common stock, equal to approximately 40% of Coventry Health Care's outstanding equity. Based on the stock price as of the close of business, Monday, November 3, the value of the transaction is approximately $375 million. The transaction will be treated as a purchase of PHC by Coventry Health Care, Inc., the successor to the Company. PHC is a managed care company with approximately $850 million in annualized 1997 revenues and 674,000 HMO members in 18 markets throughout the Midwest and Southeastern United States.

         In addition, Coventry Health Care will enter into an agreement to manage that portion of Principal Mutual's health insurance indemnity book of business in the Coventry Health Care markets. The management fee will be 3.3% of premium and will expire December 31, 1999, at which time Coventry Health Care has agreed that it will either reinsure or renew the business on the books of its subsidiary, Coventry Health and Life Insurance Company. The indemnity premiums for this book of business are estimated to be approximately $550 million for 1997. The Coventry Health Care will also enter into a number of other agreements to provide marketing and other services through December 1999 to Principal Mutual, for which Coventry Health Care will be compensated.

         The transaction is subject to various conditions, including the approval of various state regulatory agencies and approval of the Company's shareholders and banks. The transaction is currently expected to be completed by the end of the first quarter of 1998. When the transaction is completed, Principal Mutual will have the right to nominate six directors on Coventry Health Care, Inc.'s 15-person Board of Directors. Principal Mutual will enter into a shareholders' agreement containing standstill provisions and limitations on Principal Mutual's voting rights in certain circumstances.

Item 2:

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           Quarter and nine months ended September 30, 1997 and 1996

GENERAL

         Coventry Corporation, headquartered in Nashville, Tennessee, is a managed health care company that provides managed care health benefits and services to a broad cross section of employer and government-funded groups in Pennsylvania, Ohio, West Virginia, Missouri, Illinois and Virginia.

         The Company serves a membership of 753,201 full-risk members and 144,557 self-insured members as of September 30, 1997. The following tables show the total number of enrollees as of September 30, 1997 and 1996 and the percentage changes in enrollment.


                                            September 30,
                                     -------------------------            Percent
                                      1997              1996               Change
                                     -------           -------           --------
   Western Pennsylvania              294,401           301,215             (2.3)%
   Central Pennsylvania              256,022           238,567              7.3 %
   St. Louis                         275,315           238,704             15.3 %
   Richmond                           72,020            73,302             (1.7)%
   Jacksonville                           --            25,636               --
                                     -------           -------
    Total                            897,758           877,424              2.3 %
                                     =======           =======



                                            September 30,
                                     -------------------------            Percent
                                       1997              1996              Change
                                     -------           -------            -------
   Commercial HMO                    392,272           424,032             (7.5)%
   Commercial POS                    224,070           174,901             28.1 %
   Medicare Risk                      34,588            16,873            105.0 %
   Medicaid                          102,271           110,624             (7.6)%
   Non-Risk                          144,557           150,994             (4.3)%
                                     -------           -------
    Total                            897,758           877,424              2.3 %
                                     =======           =======

     The Company's operating expenses are primarily medical costs, including medical claims under contracted relationships with a wide variety of providers, capitation payments and expenses relating to the operation of the Company's health centers. Medical claims expense also includes an estimate of claims incurred but not reported ("IBNR"). The Company believes that the estimates for IBNR liabilities relating to its businesses are adequate to satisfy its ultimate claims liability with respect thereto. In determining the Company's medical claims reserves, the Company employs plan by plan standard actuarial reserve methods (specific to the plan's membership, product characteristics, geographic territories and provider network) which consider utilization frequency and unit costs of inpatient, outpatient, pharmacy and other medical costs as well as claim payment backlogs and the changing timing of provider reimbursement practices. Calculated reserves are reviewed by underwriting, finance and accounting, and other appropriate plan and corporate personnel and judgments are then made as to the necessity for reserves in addition to the above calculated amounts. Changes in assumptions for medical costs caused by changes in actual experience, changes in the delivery system, changes in pricing due to ancillary capitation and fluctuations in the claims backlog could cause these estimates to change in the near term. The Company periodically monitors and reviews IBNR, and as actual settlements are made or accruals adjusted, differences are reflected in current operations. The Company continually refines its reserving practices to incorporate new events and trends.

RESULTS OF OPERATIONS

QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996

         Managed care premiums increased $31.3 million, or 11.6%, from the prior year quarter. This increase is a result of risk membership growth of 26,771, or 3.7%, from the prior year quarter. Growth in Medicare risk membership of 17,715 accounted for over 66% of the risk membership increase and, because of significantly higher per member per month premiums compared to commercial products, enhanced the growth in premium revenues. Premium revenues were also enhanced in the period by increases in premium rates for renewing groups.

         Management services revenue increased $2.5 million or 75.4% from the prior year. This increase is primarily attributable to the increase in the average per member per month administration fee and revenue from transition services provided to the global capitation provider in St. Louis, Missouri to whom the Company had previously sold its St. Louis medical offices.

         Health benefits expense increased $21.9 million, or 9.4%, in 1997, compared to 1996, as a result of the increase in risk enrollment. The Company's medical loss ratio decreased to 84.6% from 86.3% in the corresponding prior year quarter. The decline in the medical loss ratio is primarily attributable to the global capitation contracts entered into in conjunction with the sales of the Company's medical offices in Pittsburgh, Pennsylvania and St. Louis, Missouri. The benefit from the global capitation agreements was partly offset as the medical loss ratio increased in the central Pennsylvania region due to increases in inpatient alternatives (such as outpatient surgery), referrals to specialists, prescription drugs and increased health benefit expense associated with the Medicaid membership.

         The Company has undertaken initiatives to control its medical costs, including global capitation arrangements, risk sharing with hospitals, capitating specialists, national contracting of ancillary services and divestiture of its health center operations. In March 1997, the Company entered into agreements to sell the Company's medical offices in western Pennsylvania and St. Louis, Missouri to major provider organizations in these markets. The western Pennsylvania transaction closed effective March 31, 1997. The St. Louis, Missouri agreement was completed effective May 1, 1997. Coincident with the sale of the medical offices, the Company entered into long-term global capitation arrangements with the purchasers of the medical offices, pursuant to which the provider organizations will receive a fixed percentage of premium to cover all of the costs of medical care the globally capitated members will receive. These global capitation agreements covered approximately 226,000, or 91%, and 83,000, or 45%, of the commercial, Medicaid and Medicare risk membership in western Pennsylvania and St. Louis, respectively, on the respective signing dates. In July 1997, regulatory approval was received to add approximately 11,000 Ohio members to the western Pennsylvania contract. In August, the Company received regulatory approval to add approximately 13,000 West Virginia members to the western Pennsylvania contract. These arrangements in western Pennsylvania and St. Louis, Missouri effectively reduce the Company's medical costs as a percentage of premiums, enable the Company to reduce its administrative staff in patient utilization and medical management and shift a significant portion of the risk of medical costs fluctuations to the provider networks. As of September 30, 1997, the global capitation agreements covered 99% and 48% of the risk membership in western Pennsylvania and St. Louis, Missouri, respectively. However, since the global capitation arrangements are with single provider organizations and cover substantial membership, the Company is exposed to substantial credit and operating risks with respect to the financial strength of such organizations.

         Selling, general and administrative ("SGA") expense increased $7.3 million, or 20.3%, from the prior year corresponding quarter. The increase in SGA in 1997 is primarily attributable to the increase in full risk membership, additional personnel cost relating to re-engineering of claims processing, information systems and customer service, and the costs associated with the growth of the Medicare risk product in certain markets.

         Depreciation and amortization decreased $1.0 million, or 26.7%, from 1996. This decrease is primarily the result of the medical office sales.

         As discussed in note 4, the Company completed its sale of its remaining medical offices. The sales price totaled $2.4 million and the transactions resulted in pretax losses of approximately $0.6 million.

         Other income decreased $0.5 million from 1996. This decline is due to a reserve resulting from a review of property and equipment which is currently in process. This reserve offset increased earnings from cash and investments when compared to the prior year quarter. Interest expense increased $0.5 million due to the higher interest rate on the Company's term loan.

         Earnings from operations were $5.3 million, or $5.0 million more than the prior year quarter. Excluding the 1997 loss from the medical office sales the operating earnings would have been $5.9 million, or $5.6 million greater than the quarter ended September 30, 1996. This $5.6 million increase in operating income is primarily attributable to the decrease in medical costs.

         The Company's net earnings were $2.7 million, or $2.4 million greater than the prior year quarter. Earnings per common and common equivalent share were $0.08 per share in the third quarter of 1997 compared to $.01 in the third quarter of 1996. The weighted average common and common equivalent shares outstanding were approximately 34,609,000 and 33,021,000 for the quarters ended September 30, 1997 and 1996, respectively.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         Managed care premiums increased $135.1 million, or 17.8%, from the prior year nine months. This increase is a result of risk membership growth of 26,771, or 3.7%, from the prior period. The small growth in risk membership reflects the closing of the Florida Medicaid plan effective June 30, 1997, which had 21,747 members. The revenue increase in the first nine months was enhanced by the growth in Medicare risk membership which has a significantly higher per member per month premium when compared to the commercial products and increases in premium rates as members renew.

         Management services revenue increased $4.5 million or 43.3% from the prior year. This increase is primarily attributable to the increase in the average per member per month administration fee and revenues from transition services provided to the global capitation provider in St. Louis, Missouri.

         Health benefits expense increased $117.0 million, or 17.9%, in 1997, compared to 1996, as a result of the increase in risk enrollment and increases in medical costs. The Company's medical loss ratio increased to 86.6% from 86.5% in the corresponding nine months. Medical loss ratios increased in the central Pennsylvania region due to increases in inpatient alternatives (such as outpatient surgery), referrals to specialists, pharmacy and increased health benefit expense associated with the Medicaid membership. Significant medical cost increases in the Medicare risk product in St. Louis, Missouri were a result of increased Medicare risk membership and high utilization of inpatient services.

         The Company determined, at the end of 1996, that its Florida operations were not sufficiently profitable to justify a continued presence in the Florida market and, as a result, the Company discontinued operations in the Florida HMO market on June 30, 1997. The Company established a reserve of $1.2 million at December 31, 1996 to reflect the anticipated costs of exiting this market and the reserve is believed to be sufficient to cover the anticipated costs. During the third quarter of 1997, the Company determined that it will exit its Medicaid operations in Pennsylvania. On September 30, 1997 the Medicaid membership was 4,236 and 18,043 in western Pennsylvania and central Pennsylvania, respectively.

         Selling, general and administrative ("SGA") expense increased $16.0 million, or 14.7%, from the prior year corresponding nine months. SGA in the first half of 1996 included termination costs of $6.0 million related to personnel reductions associated with streamlining the Company's administrative processes and reducing staffing in its medical offices. The increase in SGA is primarily attributable to the increase in full risk membership, additional personnel costs relating to the re-engineering of administrative processes in claims processing, information systems and customer services and costs associated with the growth of the Company's Medicare risk product.

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

         Depreciation and amortization decreased $1.9 million, or 15.9%, from 1996. This decrease is primarily the result of the medical office sales in 1997.

         As discussed in note 4, effective March 31, 1997, the Company completed the sale of its western Pennsylvania medical offices. The sales price was $20 million and the transaction resulted in a pretax gain of approximately $6.0 million. Also, effective May 1, 1997, the Company completed the sale of its St. Louis, Missouri medical offices. The sales price was $26.9 million and the transaction resulted in a pretax gain of approximately $9.6 million. During the third quarter, the Company completed the sale of the remaining medical offices in Pennsylvania. The sales price for the third quarter transactions was $2.4 million and resulted in a pretax loss of $0.6 million.

         Other income increased $0.9 million primarily due to higher cash and investments when compared to the prior year. Interest expense increased $2.9 million due primarily to a higher interest rate on the Company's term loan.

         Earnings from operations were $14.9 million, or $31.5 million more than the prior year nine months. Excluding the 1997 gain from the medical office sales and the 1996 termination costs and contract loss provisions, the operating loss would have been $48 thousand, or $2.4 million less than the loss for the nine months ended September 30, 1996. This $2.4 million decrease in the operating loss for the nine months ended September 30, 1997 is primarily attributable to lower depreciation and amortization resulting from the medical office sales.

         The Company's net income was $8.4 million, or $17.5 million more than the prior year nine months. Net income per common and common equivalent share was $0.25 per share in the first nine months of 1997 compared to a $0.28 loss per share in the first nine months of 1996. The weighted average common and common equivalent shares outstanding were approximately 33,305,000 and 32,839,000 for the nine months ended September 30, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's total cash and investments, excluding deposits of $8.4 million restricted under state regulations, increased $49.2 million to $217.6 million at September 30, 1997 from $168.4 million at December 31, 1996. Cash and cash equivalents increased $55.6 million to $141.2 million at September 30, 1997. Cash provided by operations of $1.1 million was primarily the result of depreciation and amortization and income tax refunds offset by a reduction in medical claims payable resulting from the Company's new global capitation arrangements where the Company no longer has medical claims risk for certain members. Cash flows provided by investing activities of $53.5 million were primarily the result of the sales of medical offices and a subsidiary. Cash flows provided by financing activities were the result of the sale of the Convertible Notes and warrants, reduced by long-term debt repayments.

         The Company's HMOs and insurance subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the Company may receive from its HMOs and insurance subsidiaries. After giving effect to these statutory reserve requirements, the Company's regulated subsidiaries had surplus in excess of statutory requirements of approximately $45.9 million and $41.6 million at September 30, 1997 and December 31, 1996, respectively. Excluding funds subject to regulation, the Company had cash and investments of approximately $34.2 million and $16.5 million at September 30, 1997 and December 31, 1996, respectively, which are available to pay intercompany balances to regulated companies and for general corporate purposes.

         As a result of losses in the fourth quarter of 1996, the Company was not in compliance with certain revised financial covenants in its Amended Credit Facility ("Amended Credit Facility"). The Company entered into an amended and restated agreement ("Restated Credit Facility") with the bank group effective March 28, 1997, that, along with other changes, converted the amount outstanding under the Restated Credit Facility to a term loan, revised certain financial ratios the Company is required to maintain, effectively increased the interest rate of the indebtedness by 2.7% (to the greater of prime plus 2% or the federal funds rate plus 2.5%) and revised the amortization period of the loan. The Restated Credit Facility required payments of $10 million on June 30, 1997, $7 million on September 30, 1997, $18 million on December 31, 1997 and $55 million on April 1, 1998. The Company was in compliance with the covenants contained in the Restated Credit Facility as of September 30, 1997.

         The Restated Credit Facility contains covenants relating to investments in non-admitted assets, operating margin, net worth levels and the creation or assumption of debt or liens on the assets of the Company. The Restated Credit Facility is collateralized by substantially all of the assets of the Company.

         On September 30, 1997, the effective interest rate on the indebtedness under the Restated Credit Facility was 10.5%.

         The Restated Credit Facility required the Company apply 50% of the net cash proceeds from the sale of the Convertible Notes and warrants to the loan balance, with the payment being applied to reduce 1997 and 1998 amortization payments. The Restated Credit Facility also required the Company to prepay loans upon receipt of $7.5 million of tax refunds resulting from the carryback of operating losses to prior years, with the prepayment being applied to reduce the December 1997 amortization payment. The Restated Credit Facility requires the Company to apply 50% of the net cash proceeds of sales of the Company's capital stock to reduce the scheduled amortization in the inverse order of maturity, prohibits the sale of any substantial subsidiary and restricts the Company's ability to declare and pay cash dividends on its common stock.

         On April 2, 1997, the Company announced that it entered into a securities purchase agreement with Warburg, Pincus Ventures, L.P. ("Warburg") and Franklin Capital Associates III L.P. ("Franklin" and collectively with Warburg the "Investors") for the Investors' purchase of $40 million of the Convertible Exchangeable Subordinated Notes of the Company (the "Convertible Notes"), together with warrants to purchase 2.35 million shares of the Company's common stock for $42.35 million. The Convertible Notes are convertible into 4 million shares of the Company's common stock. On May 9, 1997, the Investors purchased $26.8 million of the Convertible Notes and 1.6 million warrants for an aggregate purchase price of $28.4 million. Approximately $20 million of the proceeds was utilized to prepay a portion of the outstanding indebtedness under the Restated Credit Facility. Following approval from certain state insurance regulators, the remaining investment by Warburg of approximately $13.9 million was completed on June 30, 1997 and the total proceeds were used to retire $14 million of indebtedness under the Restated Credit Facility. The $14 million payment was comprised of $7.0 million of mandatory prepayments from the Warburg proceeds, $1.4 million for the required June 30 payment, $0.5 million of the anticipated tax refund and $5.1 million of optional prepayment. During the third quarter of 1997, the Company made payments of $7.8 million on the Restated Credit Facility. The payments included $7.0 million of the income tax refund and $0.8 million from the exercise of stock options.

         The Convertible Notes will be exchangeable at the Company's option for shares of convertible preferred stock.

Interest is payable semi-annually and accrues at 8.3%. Interest is payable in additional Convertible Notes and as a result, the accrued interest at September 30, 1997 has been added to the outstanding indebtedness.

         As a result of the 1997 payments, at September 30, 1997, the payments required on December 31, 1997 and April 1, 1998 under the Restated Credit Facility were reduced to $5.2 million and $43.1 million, respectively.

         Projected capital investments in 1997 of approximately $10 million consist primarily of computer hardware, software and related equipment costs associated with the development and implementation of improved operational and communications systems.

         The Company believes that cash flows generated from operations, cash on hand and investments, excess funds in certain of its regulated subsidiaries, and other financing alternatives will be sufficient to fund continuing operations and debt service obligations through March 31, 1998. The Company believes that completion of the Warburg transaction, strengthening its underwriting processes, entering into global capitation arrangements, completing the medical office sales and re-engineering its administrative processes will have a favorable effect on liquidity in 1997 and future periods. The Company expects to refinance a portion of the amount outstanding under the Restated Credit Facility before April 1, 1998. The Company's investment guidelines emphasize investment grade fixed income instruments in order to provide short-term liquidity and minimize the risk to principal.

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


Item 3:  Not Applicable

PART II.  OTHER INFORMATION

         Item 1:  Legal Proceedings

         In the normal course of business, the Company has been named as defendant in various legal actions seeking payments for claims denied by the Company, medical malpractice and other monetary damages. The Company also has contingent litigation risks with certain discontinued operations. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through September 30, 1997 may result in the assertion of additional claims. With respect to medical malpractice, the Company carries professional malpractice and general liability insurance for each of its operations on a claims made basis with varying deductibles for which the Company maintains reserves. In the opinion of management, the outcome of any of these actions will not have a material adverse effect on the financial position or results of operations of the Company.

         Items 2, 3, 4 and 5:      Not Applicable


         Item 6:  Exhibits and Reports on Form 8-K.

                  (27)     Financial data schedule (for SEC use only).

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              COVENTRY CORPORATION
                                  (Registrant)



Date: November 14, 1997         By:   /s/ Allen F. Wise
      --------------------            -------------------------------------
                                      Allen F. Wise
                                      President and Chief Executive
                                      Officer


Date: November 14, 1997         By:   /s/ Dale B. Wolf
      --------------------            -------------------------------------
                                      Senior Vice President and
                                      Chief Financial Officer