Form 10-K/A
period 1996-12-31
COVENTRY CORP
filed 1998-03-11
CIK 867440

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                 FORM 10-K/A
                               AMENDMENT NO. 6
                                      to
             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED,
                          EFFECTIVE OCTOBER 7, 1996]
                  For the Fiscal Year Ended December 31, 1996
                                       OR
           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-19147

                              Coventry Corporation
             (Exact name of registrant as specified in its charter)

            Tennessee                                       62-1297579
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                       Identification Number)

 501 Corporate Centre Drive, Suite 400
 Franklin, Tennessee                                           37067
 (Address of principal executive offices)                    (Zip Code)

      Registrant's telephone number, including area code:  (615) 771-4141

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

                            COVENTRY CORPORATION

                                 FORM 10-K/A

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I           Omitted


PART II

Item 8:          Financial Statements and Supplementary Data


PART III         Omitted

PART IV          Omitted



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

         Long-Lived Assets - Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards Number 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Following the criteria set forth in SFAS 121, long-lived assets to be held are reviewed by the Company for events or changes in circumstances which would indicate that the carrying value may not be recoverable. In making this determination, the Company considers a number of factors, including estimated future cash flows prior to interest and non-cash expenses associated with the long-lived asset. In the event such assets are judged to be impaired, the fair value of the impaired asset is recorded based on future discounted cash flows and sales recovery analysis. See Note B for further discussion. Assets held for sale are recorded at the lower of the carrying amount or fair value, less any costs associated with disposition.

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

     The Company follows APB No. 25, under which no compensation cost has been recognized in connection with stock option grants. Had compensation cost been determined consistent with FASB Statement No. 123, effective January 1, 1995, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                            1996       1995
                                                          --------    ------
Net Income:
  As Reported...........................................  $(61,287)   $   18
  Pro Forma.............................................   (64,081)     (835)
Primary and Fully Diluted EPS:
  As Reported...........................................  $  (1.86)   $   --
  Pro Forma.............................................     (1.95)    (0.03)

     Because the Statement No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     Transactions with respect to the plans for the three years ended December 31, 1996 were as follows and have been restated to reflect the two-for-one stock split in the form of a stock dividend in August 1994:

                                     1996                          1995                         1994
                          ---------------------------   --------------------------   --------------------------
                                          WEIGHTED                     WEIGHTED                     WEIGHTED
                                          AVERAGE                      AVERAGE                      AVERAGE
                            SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                          ----------   --------------   ---------   --------------   ---------   --------------
Outstanding at beginning
  of year...............   2,244,542       $14.08       1,943,460       $14.60       1,732,430       $ 9.76
Granted.................   2,891,589        13.39         716,750        16.30         588,850        19.59
Exercised...............    (450,224)        6.43        (246,668)       14.96        (284,820)        7.72
Canceled................  (1,823,489)       17.44        (169,000)       19.34         (93,000)       14.13
                          ----------       ------       ---------       ------       ---------       ------
Outstanding at end of
  year..................   2,862,418        12.97       2,244,542        14.08       1,943,460        12.35
                          ----------       ------       ---------       ------       ---------       ------
Exercisable at end of
  year..................     707,609       $15.28       1,052,873       $10.53         664,266       $ 7.41
                          ----------       ------       ---------       ------       ---------       ------

     The following table summarizes information about stock options outstanding at December 31, 1996:

                                         OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                 ------------------------------------   ----------------------
                                                WEIGHTED
                                                 AVERAGE     WEIGHTED                 WEIGHTED
                                   NUMBER       REMAINING    AVERAGE      NUMBER      AVERAGE
                                 OUTSTANDING   CONTRACTUAL   EXERCISE   EXERCISABLE   EXERCISE
RANGE OF EXERCISE PRICES         AT 12/31/96      LIFE        PRICES    AT 12/31/96    PRICE
------------------------         -----------   -----------   --------   -----------   --------
$ 3.78 -$ 9.88.................     138,392        6.8        $ 7.53       74,226      $ 5.70
$10.00 - $11.00................     698,000        9.8        $10.77        2,400      $11.00
$11.32 -$12.50.................     304,826        7.9        $11.79      103,572      $11.33
$12.75 - $12.75................   1,155,414        8.3        $12.75       68,125      $12.75
$15.63 -$18.13.................     472,661        8.3        $17.11      366,411      $17.20
$18.75 - $25.00................      93,125        7.4        $21.77       92,875      $21.78
                                  ---------        ---        ------      -------      ------
$ 3.78 -$25.00.................   2,862,418        8.5        $12.93      707,609      $15.28
                                  =========        ===        ======      =======      ======

     The fair value of the stock options included in the pro forma amounts shown above was estimated as of the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                            1996       1995
                                                           -------    -------
Dividend yield...........................................       0%         0%
Expected volatility......................................      56%        74%
Risk-free interest rate..................................       6%         6%
Expected life............................................  5 years    3 years

     The weighted-average grant date fair values for options granted in 1996 and 1995 were $6.23 and $6.80, respectively.

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


COVENTRY CORPORATION

By:      /s/ Dale B. Wolf           Senior Vice President, Chief Financial
         -------------------------  Officer and Treasurer
             Dale B. Wolf



Dated:  March 10, 1998

                                 EXHIBIT INDEX

        Exhibit
        Number          Description of Exhibit
        -------         ----------------------
          23            Consent of Arthur Andersen LLP