Form 10-Q/A
period 1997-03-31
COVENTRY CORP
filed 1998-03-13
CIK 867440

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q/A
                               AMENDMENT NO. 3
                                      to
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997

                                       or

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

        501 CORPORATE CENTRE DRIVE, SUITE 400, FRANKLIN, TENNESSEE 37067
               (Address of principal executive office) (Zip Code)


                                 (615) 771-4141
              (Registrant's telephone number, including area code)

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

                      COVENTRY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                          Three months ended
                                                                               March 31,
                                                                        ----------------------
                                                                           1997         1996
                                                                        ---------    ---------
Operating revenues:
   Managed care premiums                                                $ 295,519    $ 233,663
   Management services                                                      3,826        3,274
                                                                        ---------    ---------
             Total operating revenues                                     299,345      236,937

Operating expenses:
   Health benefits                                                        264,276      199,301
   Selling, general and administrative                                     39,321       36,557
   Depreciation and amortization                                            3,769        3,851
                                                                        ---------    ---------
             Total operating expenses                                     307,366      239,709
                                                                        ---------    ---------

Operating loss                                                             (8,021)      (2,772)

Other income, net                                                           9,022        2,274
Interest expense                                                           (2,387)      (1,100)
                                                                        ---------    ---------

Loss before income taxes                                                   (1,386)      (1,598)

Benefit from income taxes                                                    (554)        (630)
Minority interest                                                              19         --
                                                                        ---------    ---------

Net loss                                                                $    (851)   $    (968)
                                                                        =========    =========

Net loss per common and
  common equivalent share                                               $   (0.03)   $   (0.03)
                                                                        =========    =========

Weighted average common and
  common equivalent shares outstanding                                     33,042       32,854
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


3.       SALE OF MEDICAL OFFICES

         Effective March 31, 1996, the Company completed its sale of the medical offices associated with HealthAmerica Pennsylvania, Inc., its health plan in Pittsburgh, Pennsylvania, to a major health care provider organization.
The sales price was $20 million and the transaction resulted in a pretax gain of approximately $6.0 million. Coincident with the sale, the Company entered into a long-term global capitation agreement with the purchaser covering approximately 250,000 members, pursuant to which the provider organization will receive a fixed percentage of premium to cover all of the cost of medical care the globally capitated members will receive. All gains from medical office sales are reflected in other income, net.

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

         The Company's operating expenses are primarily health benefits including medical claims paid under contracted relationships with a wide variety of providers, capitation payments and expenses relating to the operation of the Company's health centers. Medical claims expense also includes an estimate of claims incurred but not reported ("IBNR"). The Company believes that the estimates for IBNR relating to its businesses are adequate in order to satisfy its ultimate claims liability with respect thereto. In determining the Company's medical claims reserves, the Company employs plan by plan standard actuarial reserve methods (specific to the plan's membership, product characteristics, geographic territories and provider network) which consider utilization frequency and unit costs of inpatient, outpatient, pharmacy, and other medical costs as well as claim payment backlogs and changing timing of provider reimbursement practices. Calculated reserves are reviewed by underwriting, finance and accounting, and other appropriate plan and corporate personnel and judgments are then made as to the necessity for reserves in addition to the above calculated amounts. At the end of each year the reserves are also reviewed by actuarial consultants. Changes in assumptions for medical costs caused by changes in actual experience, changes in the delivery system, changes in pricing due to ancillary capitation and fluctuations in the claims backlog could cause these estimates to change in the near term. The Company periodically monitors and reviews IBNR and, as settlements are made or accruals adjusted, differences are reflected in current operations. The Company continually refines its reserving practices to incorporate new events and trends.

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

         The loss from operations was $8.0 million, or $5.2 million more than the loss for the prior year quarter. This increase in the operating loss is attributable to the increases in health benefits and SGA expenses.

         Other income increased $6.7 million, primarily the result of the medical office sales discussed in Note 3. Effective March 31, 1996, the Company completed its sale of its western Pennsylvania medical offices. The sales price was $20 million and the transaction resulted in a pretax gain of approximately $6.0 million. Interest expense increased $1.3 million due primarily to a higher interest rate on the Company's term loan.

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


                                  COVENTRY CORPORATION
                                  -------------------------------
                                  (Registrant)



Date: March 4, 1998               By:      /s/ Allen F. Wise
                                  -------------------------------
                                  Allen F. Wise
                                  President, Chief Executive
                                  Officer and Director