Form 10-Q/A
period 1997-06-30
COVENTRY CORP
filed 1998-03-13
CIK 867440

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

                      COVENTRY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                              Quarter ended            Six months ended
                                                  June 30,                 June 30,
                                      -------------------------   -----------------------
                                           1997          1996         1997        1996
                                      ------------    ---------   -----------  ----------

Operating revenues:
   Managed care premiums                 $ 295,934    $ 254,012    $ 591,453    $ 487,675
   Management services                       5,147        3,725        8,973        6,999
                                         ---------    ---------    ---------    ---------
          Total operating revenues         301,081      257,737      600,426      494,674

Operating expenses:
   Health benefits                         253,536      223,343      517,812      422,644
   Selling, general and administrative      42,284       36,351       81,605       72,908
   Depreciation and amortization             3,264        4,146        7,033        7,997
   Other charges                                --        8,243           --        8,243
                                         ---------    ---------    ---------    ---------
          Total operating expenses         299,084      272,083      606,450      511,792
                                         ---------    ---------    ---------    ---------

Operating earnings (loss)                    1,997      (14,346)      (6,024)     (17,118)

Other income, net                           12,041        1,869       21,063        4,143
Interest expense                            (3,059)      (1,788)      (5,446)      (2,888)
                                         ---------    ---------    ---------    ---------

Earnings (loss) before income taxes         10,979      (14,265)       9,593      (15,863)

Provisions for (benefit from) income
   taxes                                     4,391       (5,715)       3,837       (6,345)
Minority interest in earnings (loss)
   of consolidated subsidiary, net of
   income tax                                   (2)         (22)          17          (22)
                                         ---------    ---------    ---------    ---------

Net earnings (loss)                      $   6,590    $  (8,528)   $   5,739    $  (9,496)
                                         =========    =========    =========    =========

Net earnings (loss) per common and
  common equivalent share                $    0.20    $   (0.26)   $    0.17    $   (0.29)
                                         =========    =========    =========    =========

Weighted average common and
  common equivalent shares outstanding      33,390       33,041       33,112       32,947
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

         Depreciation and amortization decreased $0.9 million, or 21.3%, from 1996. This decrease is primarily the result of the medical office sales.

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

         Earnings from operations were $2.0 million, or $16.3 million more than the prior year quarter. Excluding the 1996 termination cost and contract loss provisions operating income for 1997 would have been $7.3 million greater than the quarter ended June 30, 1996. This $7.3 million increase in operating income is primarily attributable to the decrease in medical cost.

         Other income, net increased $10.2 million, primarily due to the medical office sale discussed in Note 4. Effective May 1, 1997, the Company completed its sale of its St. Louis, Missouri medical offices. The sales price was $26.9 million and the transaction resulted in a pretax gain of approximately $9.6 million. Investment income increased $0.6 million due to higher cash and investments when compared to the prior year quarter. Interest expense increased $1.3 million primarily the result of higher interest rates on the Company's term loan.

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

         Depreciation and amortization decreased $1.0 million, or 12.1%, from 1996. This decrease is a result of the medical office sales in 1997, offset by 1997 additions in net property and equipment.

         The loss from operations was $6.0 million, or $11.1 million less than the loss for the prior year six months. Excluding the 1996 termination costs and contract loss provisions, the operating loss would have been $3.1 million greater than the six months ended June 30, 1996. This $3.1 million increase in the operating loss for the six months ended June 30, 1997 is primarily attributable to higher medical cost in the first quarter of 1997, when compared to the first quarter of 1996, and the increase in SGA cost discussed above.

         Other income, net increased $16.9 million, primarily due to the medical office sales discussed in Note 4. Effective March 31, 1996, the Company completed its sale of its western Pennsylvania medical offices. The sales price was $20 million and the transaction resulted in a pretax gain of approximately $6.0 million. Also, effective May 1, 1997, the Company completed its sale of its St. Louis, Missouri medical offices. The sales price was $26.9 million and the transaction resulted in a pretax gain of approximately $9.6 million.

         Investment income increased $1.4 million due to higher cash and investments when compared to the prior year quarter. Interest expense increased $2.6 million primarily due to a higher interest rate on the Company's term loan.

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



Date:      March 4, 1998                        By:/s/ Allen F. Wise
           ------------------------------          -----------------------------
                                                   Allen F. Wise
                                                   President and Chief Executive
                                                   Officer


Date:      March 4, 1998                        By:/s/ Dale B. Wolf
           ------------------------------          -----------------------------
                                                   Senior Vice President and
                                                   Chief Financial Officer