Form 10-Q/A
period 1997-09-30
COVENTRY CORP
filed 1998-03-13
CIK 867440

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
                                                                     =========           =========

See notes to condensed consolidated financial statements

                      COVENTRY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                              Quarter Ended                  Nine months ended
                                                               September 30,                    September 30,
                                                          ------------------------       -------------------------
                                                             1997             1996          1997           1996
                                                             ----             ----          ----           ----
Operating revenues:
   Managed care premiums                                   $ 300,904      $ 269,602      $ 892,357      $ 757,277
   Management services                                         5,790          3,301         14,763         10,300
                                                           ---------      ---------      ---------      ---------
     Total operating revenues                                306,694        272,903        907,120        767,577

Operating expenses:
   Health benefits                                           254,551        232,678        772,363        655,322
   Selling, general and administrative                        43,287         35,968        124,892        108,876
   Depreciation and amortization                               2,880          3,930          9,913         11,783
   Other charges                                                  --             --             --          8,243
                                                           ---------      ---------      ---------      ---------
     Total operating expenses                                300,718        272,576        907,168        784,224
                                                           ---------      ---------      ---------      ---------

Operating earnings (loss)                                      5,976            327            (48)       (16,647)

Other income, net                                              1,290          2,403         22,353          6,546
Interest expense                                              (2,832)        (2,313)        (8,278)        (5,345)
                                                           ---------      ---------      ---------      ---------
Earnings (loss) before income taxes
   and minority interest                                       4,434            417         14,027        (15,446)

Provision for (benefit from) income taxes                      1,774            167          5,611         (6,178)

Minority interest in (income) loss of consolidated
   subsidiary, net of income tax                                   2            (98)            19           (120)
                                                           ---------      ---------      ---------      ---------
Net earnings (loss)                                        $   2,658      $     348      $   8,397      $  (9,148)
                                                           =========      =========      =========      =========
Net earnings (loss) per common and
   common equivalent share                                 $    0.08      $    0.01      $    0.25      $   (0.28)
                                                           =========      =========      =========      =========
Weighted average common and common
   equivalent shares outstanding                              34,609         33,021         33,505         32,839
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

         In August 1997, the Company entered into agreements to sell certain medical offices associated with HealthAmerica, its health plan in Harrisburg, Pennsylvania. The sales price was $2.1 million and the transaction resulted in a pretax loss of $0.2 million. Additionally in the third quarter, the Company sold its two remaining medical offices in Pittsburgh, Pennsylvania for $0.3 million in cash and recorded a pretax loss of $0.4 million. All gains and losses from medical office sales are reflected in other income, net.

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

         Earnings from operations were $6.0 million, or $5.6 million more than the prior year quarter. This $5.6 million increase in operating income is primarily attributable to the decrease in medical costs.

         Other income, net decreased $1.1 million from 1996 due to the sale of the Company's remaining medical offices discussed in Note 4 and the recording of a reserve resulting from a review of property and equipment which is currently in progress. These charges offset increased earnings from cash and investments when compared to the prior year quarter. The sales price for the medical offices totaled $2.4 million and the transactions resulted in pretax losses of approximately $0.6 million. Interest expense increased $0.5 million due to the higher interest rate on the Company's term loan.

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

         The Company's loss from operations was $48 thousand, or $16.6 million less than the loss for the prior year nine months. Excluding the 1996 termination costs and contract loss provisions, the operating loss would have been $2.4 million less than the loss for the nine months ended September 30, 1996. This $2.4 million decrease in the operating loss for the nine months ended September 30, 1997 is primarily attributable to lower depreciation and amortization resulting from the medical office sales.

         Other income, net increased $15.8 million, primarily due to sales of the Company's medical offices discussed in Note 4. Effective March 31, 1997, the Company completed the sale of its western Pennsylvania medical offices. The sales price was $20 million and the transaction resulted in a pretax gain of approximately $6.0 million. Also, effective May 1, 1997, the Company completed the sale of its St. Louis, Missouri medical offices. The sales price was $26.9 million and the transaction resulted in a pretax gain of approximately $9.6 million. During the third quarter, the Company completed the sale of the remaining medical offices in Pennsylvania. The sales price for the third quarter transactions was $2.4 million and resulted in a pretax loss of $0.6 million.

         Investment income increased $0.9 million primarily due to higher cash and investments when compared to the prior year. Interest expense increased $2.9 million due primarily to a higher interest rate on the Company's term loan.

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



Date: March 4, 1998             By:   /s/ Allen F. Wise
      --------------------            -------------------------------------
                                      Allen F. Wise
                                      President and Chief Executive
                                      Officer


Date: March 4, 1998             By:   /s/ Dale B. Wolf
      --------------------            -------------------------------------
                                      Senior Vice President and
                                      Chief Financial Officer