Form 10-K
period 1997-12-31
COVENTRY CORP
filed 1998-03-24
CIK 867440

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                                       to

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997

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

     Common Stock purchase rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant as of March 16, 1998 (computed by reference to the closing price of such stock on The Nasdaq Stock Market) was $621,856,007.

         As of March 16, 1998, there were 33,393,492 shares of the registrant's voting Common Stock outstanding.

===============================================================================

                              COVENTRY CORPORATION

                                    FORM 10-K

                                TABLE OF CONTENTS


PART I                                                                        Page
                                                                              ----
Item 1:    Business                                                            1

Item 2:    Description of Property                                             9

Item 3:    Legal Proceedings                                                   9

Item 4:    Submission of Matters to a Vote of Security Holders                 9

PART II

Item 5:    Market for Registrant's Common Equity and Related
           Stockholder Matters                                                10

Item 6:    Selected Consolidated Financial Data                               11

Item 7:    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          13

Item 8:    Financial Statements and Supplementary Data                        27

Item 9:    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                           47

PART III                                                                      48

PART IV

Item 14:   Exhibits, Financial Statement Schedules and Reports on Form 8-K    49


                                     PART I

Item 1: Business


General

         Coventry Corporation ("the Company") is a managed healthcare company that at December 31, 1997, provides comprehensive health benefits and services to 914,733 members in Pennsylvania, Ohio, West Virginia, Missouri, Illinois, and Virginia of which 765,823 were full-risk members and 148,910 were self-insured members. Healthcare services are provided to employer groups and government funded groups through a variety of full-risk healthcare plans, including HMOs and PPO products. Additionally, the Company administers self-insured health plans of certain large employers.

         Coventry was incorporated in 1986 in Delaware and changed its jurisdiction of incorporation to Tennessee in April 1997. Its principal executive offices are located at 501 Corporate Centre Drive, Suite 400, Franklin, Tennessee 37067, and its telephone number is (615) 771-4141. Unless the context indicates otherwise, references herein to "Coventry" and "the Company" include Coventry Corporation and its subsidiaries.

         The following tables show the total number of enrollees as of December 31, 1997 in the geographic markets in which Coventry conducts operations and the products which Coventry offers:


Geographic Market       Dec. 31, 1997       Product             Dec. 31, 1997
-----------------       -------------       -------             -------------
Western Pennsylvania       297,218          Commercial HMO         395,673

Central Pennsylvania       261,972          Commercial PPO/POS     227,269

St. Louis                  282,165          Medicare Risk           38,314

Richmond                    73,378          Medicaid (1)           104,567

Jacksonville (1)             --             Non-Risk               148,910


Total:                     914,733          Total:                 914,733


(1) Effective June 30, 1997, the Company discontinued its Medicaid operations in Jacksonville, Florida.

Proposed Business Combination with Principal Health Care

         A Capital Contribution and Merger Agreement (the "Combination Agreement") has been entered into effective as of November 3, 1997 by and among the Company, Principal Mutual Life Insurance Company, an Iowa mutual insurance company ("Principal Mutual"), Principal Holding Company, an Iowa corporation and wholly-owned subsidiary of Principal Mutual ("Holding"), Principal Health Care, Inc., an Iowa corporation and wholly-owned subsidiary of Holding ("PHC") and Coventry Health Care, Inc., a newly-formed Delaware corporation ("Coventry Health Care"). PHC is a managed healthcare company, and the contributed operations had approximately $802 million in 1997 revenues and 633,000 HMO members in 18 markets throughout the Midwest and Southeastern United States.

         Pursuant to the Combination Agreement, the Company will merge with a wholly-owned subsidiary of Coventry Health Care (the "Merger") and PHC will effect a capital contribution (the "Capital Contribution") to Coventry Health Care by assigning it all of PHC's assets except for specified excluded assets and by Coventry Health Care's assuming PHC's liabilities except for specified excluded liabilities. Under the Merger, the Company will become a wholly-owned subsidiary of Coventry Health Care, which will issue to the Company's shareholders approximately 33 million shares of its common stock, representing approximately 60% of Coventry Health Care's outstanding voting securities. Under the Capital Contribution, Coventry Health Care will issue to PHC approximately 26 million shares of its common stock, equal to approximately 40% of Coventry Health Care's outstanding voting securities. The transaction will be accounted for as a purchase of the PHC assets and liabilities by Coventry Health Care, as the successor to the Company.

         In addition, Coventry Health Care will enter into an agreement to manage certain of Principal Mutual's indemnity health insurance policies in the Coventry Health Care markets. The management fee will be 3.3% of premium and will expire December 31, 1999, at which time Coventry Health Care has agreed that it will either reinsure or renew the business on the books of its subsidiary, Coventry Health and Life Insurance Company ("CHLIC"). The indemnity premiums for this book of business are estimated to be approximately $550 million for 1997. Coventry Health Care will also enter into a number of other agreements to provide marketing and other services through December 1999 to Principal Mutual, for which Coventry Health Care will be compensated. Mutual will receive a warrant that gives Principal Mutual the right to purchase from Coventry Health Care that number of shares of Coventry Health Care's Common Stock as shall equal 66 2/3% of the total number of shares of Coventry Health Care's common stock as shall actually be issued by Coventry Health Care upon the exercise or conversion of Company stock options, Company warrants and PHC options outstanding as of the closing date.

         The transaction is subject to various conditions, including the approval of various state regulatory agencies and approval of the Company's shareholders and banks. The transaction is currently expected to be completed by the end of the first quarter or early in the second quarter of 1998. When the transaction is completed, Principal Mutual will have the right to nominate six directors on Coventry Health Care's 15-person Board of Directors. Principal Mutual will enter into a shareholders' agreement containing standstill provisions and limitations on Principal Mutual's voting rights in certain circumstances.

Products

Commercial Health Maintenance Organizations

    Coventry's HMO products provide comprehensive healthcare benefits to enrollees, including ambulatory and inpatient physician services, hospitalization, pharmacy, dental, optical, mental health, ancillary diagnostic and therapeutic services. In general, a fixed monthly enrollment fee covers all HMO services, although some benefit plans require copayments or deductibles in addition to the basic enrollee premium. A primary care physician assumes overall responsibility for the care of an enrollee, including preventive and routine medical care and referrals to specialists and consulting physicians. While an HMO enrollee's choice of providers is limited to those within the health plan's HMO network, the HMO enrollee is typically entitled to coverage of a broader range of healthcare services than are covered by typical reimbursement or indemnity policies.

    The Pennsylvania Health Plans have licensed HMO service areas in Pittsburgh and eight surrounding counties in western Pennsylvania, 21 counties in central Pennsylvania, including the cities of Harrisburg, York, Lancaster, State College, Lebanon and Scranton and five counties in eastern Ohio. Through Coventry Health Plan of West Virginia, Coventry serves Wheeling and 14 counties in West Virginia. The St. Louis Health Plan service area includes St. Louis and 23 adjacent counties in Missouri and 23 counties in central and southern Illinois. The Richmond Health Plans services Richmond, Roanoke and 38 counties in central and southwestern Virginia.

Preferred Provider Organizations and Point of Service

    Coventry, through its regional health plans, also offers fully-insured flexible provider products, including PPO and POS products which permit enrollees to participate in managed care but allow them to choose, at the time services are required, to use providers not participating in the managed care network. Deductibles and copayments generally increase the out-of-pocket costs to the enrollee if a non-participating provider is utilized. Fully insured PPO/POS premiums are typically lower than HMO premiums due to these increased out-of-pocket costs borne by enrollees. Coventry's PPO and POS products are underwritten by CHLIC. PPO/POS products are currently offered by the western Pennsylvania, central Pennsylvania, St. Louis, and Richmond health plans.

Medicare

    In late 1995, Coventry introduced a Medicare risk product under the name "Advantra"(R) in the St. Louis market. In 1996 Coventry began marketing this product in its western Pennsylvania and central Pennsylvania markets.

    Under a Medicare risk contract, Coventry receives a fixed premium per member, which reflects certain demographics of the Medicare population of each region. At December 31, 1997, there were approximately 1.4 million Medicare eligibles in Coventry's current service areas. Coventry believes that the Medicare risk product represents substantial opportunity for enrollment growth. However, the product also carries the risk of higher utilization and related medical costs than commercial products, and the possibility of regulatory or legislative changes which may reduce premiums or increase mandated benefits in the future. Coventry is also subject to increased government regulation and reporting requirements related to the product.

    Coventry also offers Medicare cost and supplement products. Under a Medicare cost contract, Coventry is reimbursed by the U.S. Health Care Finance Administration ("HCFA") only for the cost of services rendered to the plan members, including a portion of administrative expenses. HCFA periodically audits the cost of services and, as a result, Coventry is at risk for less than full reimbursement. Medicare supplement members enroll individually and pay a monthly premium for comprehensive health services not covered under Medicare. A majority of Coventry's former Medicare cost and supplement members converted to Coventry's Advantra product during 1996.

Medicaid

    Coventry offers healthcare coverage to Medicaid recipients in the St. Louis and central Missouri, Richmond, Virginia and central Pennsylvania markets. Medicaid recipients in St. Louis and central Missouri markets are generally required to choose a managed care provider. In central Pennsylvania and Richmond, Virginia, enrollment in a Medicaid HMO is voluntary. Under a Medicaid risk contract, the participating state pays a monthly premium based on the age and sex of the recipients enrolled in Coventry's plans.

    Coventry determined, at the end of 1996, that its Florida operations were not sufficiently profitable to justify a continued presence in the Florida market and, as a result, Coventry discontinued operations in the Florida Medicaid HMO market on June 30, 1997. Coventry established a reserve of $1.2 million at December 31, 1996 to reflect the anticipated costs of exiting this market and the reserve is believed to be sufficient to cover the anticipated costs. During the third quarter of 1997, Coventry determined that it will exit its Medicaid operations in Pennsylvania. Coventry exited the Pittsburgh market effective December 31, 1997. At December 31, 1997, the Medicaid membership was 20,028 in central Pennsylvania. Coventry anticipates exiting the central Pennsylvania Medicaid market at the end of the first quarter of 1998.

    Like the Medicare risk product, the Medicaid product makes Coventry's financial results more susceptible to government regulation and legislative changes in premium levels and benefit structure. Under current regulations, HMOs offering Medicaid products on a mandatory enrollment basis must, within certain time frames, broaden their membership to include at least 25% commercial HMO members. Coventry believes that its existing commercial membership in its St. Louis Health Plans satisfies the regulatory commercial membership requirements in Missouri. See "Government Regulation."

Administrative Services Only

    Coventry's health plans offer an administrative services only ("ASO") product to large employers who self-insure their employee health benefits. Under the ASO contracts, employers who fund their own health plans receive the benefit of provider pricing arrangements from the health plan, and the health plan also provides a variety of administrative services such as claims processing, utilization review and quality assurance for the employers. The health plan receives an administrative fee for these services but does not assume the healthcare cost underwriting risk. Certain of Coventry's ASO contracts include performance and utilization management standards which affect the fees received for these services.

Delivery Systems

    The health plans maintain provider networks which furnish healthcare services through contractual arrangements with physicians, hospitals and other healthcare providers, rather than providing reimbursement to the enrollee for the charges of such providers. Because the health plans receive the same amount of revenue from their enrollees irrespective of the cost of healthcare services provided, they must manage both the utilization of services and the unit cost of the services.

    Coventry's health plans' networks historically have utilized a variety of physician care delivery systems which differed primarily in the characterization of the relationship between Coventry and the participating physicians. Prior to 1997, Coventry utilized staff models in western and central Pennsylvania and St. Louis, Missouri to deliver primary care and certain specialist services through physicians who were employed exclusively by the health plan. The exclusive full-time employment of physicians in a staff model generally enabled the health plan to predict costs more effectively, maintain quality and respond quickly to consumer issues. However, staff model operations also involved substantial investment in certain costs, such as facilities and personnel, that could not be immediately adjusted to take into account changes in the membership or third party provider pricing trends. In addition to providing healthcare to plan members, these staff models also accepted non-member patients on a fee-for-service basis, in an effort to help cover the costs associated with the medical offices.

    Coventry's staff model operations, in recent years, suffered from over-capacity, and Coventry was not able to increase the number of members or other patients utilizing such operations sufficiently to make such operations profitable. As a result, Coventry determined in late 1996 to seek to dispose of the staff model operations in Pittsburgh, Pennsylvania and St. Louis, Missouri. Effective March 31, 1997, Coventry completed its sale of the medical offices associated with HealthAmerica Pennsylvania, Inc., its health plan in Pittsburgh, Pennsylvania, to Allegheny Health, Education and Research Foundation ("AHERF"), a major provider organization in the Pittsburgh market. The sales price was $20 million. Coincident with the sale, Coventry entered into a long-term global capitation agreement with the purchaser which increased the globally capitated membership in western Pennsylvania to approximately 226,000 members, or 91% of the commercial, Medicaid and Medicare risk membership in western Pennsylvania. Under the agreement, the organization will receive a fixed percentage of premium to cover all of the medical treatment the globally capitated members will receive. Effective May 1, 1997, Coventry completed its sale of the medical offices associated with Group Health Plan, Inc., its health plan in St. Louis, Missouri, to BJC Health System ("BJC"), a major provider organization in the St. Louis market. The sales price was $26.9 million. Coincident with the sale, Coventry entered into a long-term capitation agreement with the purchaser covering approximately 83,000 members, or 34.5% of the commercial, Medicaid and Medicare risk membership in St. Louis. Under the agreement, the provider organization will receive a fixed percentage of premium to cover all of the medical treatment the globally capitated members will receive. Effective September 30, 1997, Coventry completed its sale of its remaining five medical offices associated with HealthAmerica Pennsylvania, Inc. to ProMedCo Management Company. The agreement covered 21 physicians who serve approximately 12,000 members. The approximately $2.0 million proceeds from the sale approximate the carrying value of the medical offices. These arrangements are a continuation of Coventry's efforts to enter into capitation agreements with major providers whereby the providers will provide all medical treatment for Coventry's members in return for a fixed percentage of premium. While these agreements limit Coventry's exposure to the risk of increasing medical costs, they expose Coventry to risk as to the adequacy of the financial and medical care resources of the provider organization. To the extent that the respective provider should face financial difficulties or otherwise be unable to perform its obligations under the global capitation agreements, Coventry, which is responsible for the coverage of its members pursuant to its customer agreements, will be required to perform such obligations, and may have to incur costs in doing so in excess of the amounts it would otherwise have to pay under the global capitation agreements.

    In July 1997, regulatory approval was received to add approximately 11,000 Ohio members to the western Pennsylvania global capitalization contract. In August, Coventry received regulatory approval to add approximately 13,000 West Virginia members to the western Pennsylvania global capitalization contract. These arrangements in western Pennsylvania and St. Louis, Missouri effectively reduce Coventry's medical cost as a percentage of premiums, enable Coventry to reduce administrative staff in patient utilization and medical management and shift the risk of medical cost fluctuations to the provider networks. The Company pays the provider a percentage of premium which ranges from 78% to 82%. As of December 31, 1997, the global capitation agreements covered 99% and 31.8% of the risk membership in western Pennsylvania and St. Louis, Missouri, respectively. However, since the global capitation arrangements are with single provider organizations, Coventry is exposed to credit and operating risks with respect to the financial strength of such organizations. Additionally, there is also a risk that entering into global capitation contracts with certain providers will cause disruption in Coventry's existing provider network. However, due to the large number of providers included in the original network, the Company believes that the risk that an individual provider would not fulfill their obligations is manageable.

    All of Coventry's health plans offer an open panel delivery system. In an open panel structure, individual physicians or physician groups contract with the health plans to provide services to enrollees but also maintain independent practices in which they provide services to individuals who are not Coventry health plan enrollees. Coventry contracts with approximately 18,000 physicians through the open panel model.

Health Care Provider Compensation

    Under most open panel contracts, each primary care physician is paid a monthly fixed capitation fee for each enrollee selecting the physician and may receive additional compensation from risk-sharing arrangements with the health plan to the extent that pre-established utilization and quality goals are achieved. Contracting specialist physicians are compensated under both discounted fee-for-service arrangements and capitation arrangements. The majority of Coventry's contracts with hospitals provide for inpatient per diem or per case hospital rates, while outpatient services are typically contracted on a discounted fee-for-service basis. During 1996, Coventry converted many of its hospital and ancillary contracts from discounted fee-for-service to fixed fee schedules or capitation agreements. During 1997, Coventry entered into global capitation agreements in western Pennsylvania and St. Louis, Missouri, pursuant to which the provider organizations will receive a fixed percentage of premium to cover all of the costs of medical treatment Coventry's globally capitated members receive from the health care systems. As of December 31, 1997 the global capitation agreements covered 99% and 31.8% of the risk membership in western Pennsylvania and St. Louis, Missouri, respectively. However, since the global capitation agreements are with single provider organizations and cover substantial membership, Coventry is exposed to substantial credit and operating risk with respect to such organizations.

Quality Assurance

    Coventry has established systems to monitor the availability, appropriateness and effectiveness of the patient care it provides. Monitoring the number of physicians and support personnel needed for the number of enrollees served assists in maintaining the availability of care at appropriate levels. Utilization data collected and disseminated in the context of controlling costs are also a valuable indicator of over or under utilization of necessary services and helps Coventry's health plans provide optimal care to their enrollees.

    Coventry's health plans also have internal quality assurance review committees made up of physicians and other staff members whose responsibilities include periodic review of medical records, development and implementation of standards of care based on current medical literature and the collection of data relating to results of treatment. Studies are regularly conducted to discover possible adverse medical outcomes for both quality and risk management purposes.

    Appointment availability, member waiting times and environments are monitored. A membership services department is responsible for monitoring and maintaining enrollee satisfaction, and Coventry's health plans periodically conduct membership surveys of both existing and former enrollees concerning services furnished and suggestions for improvement.

    The National Committee for Quality Assurance ("NCQA") is an independent, nonprofit institution that evaluates and accredits the quality assurance programs of managed care organizations and is recognized as the national authority on quality. Each of the Company's plans have earned NCQA accreditation.

Utilization Management and Review

    A managed care company's profitability is dependent on maintaining effective controls over utilization of health care services consistent with the provision of high quality care. Each of Coventry's health plans employs physicians as Medical Directors who oversee the delivery of medical services. The Medical Director supervises medical managers (physicians and nurses) who review and approve the primary care physicians' referrals to specialists and hospitals. Medical managers also continually review the status of hospitalized patients and compare their medical progress with established clinical criteria. In addition, nurses make hospital rounds to review patients' medical progress and perform quality assurance and utilization functions.

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

Marketing

    Coventry's commercial health plans are marketed primarily to employer groups as alternatives to conventional fee-for-service health care and indemnity health insurance programs. Employers generally pay all or part of their employees' health care premiums, and many continue to offer their employees a conventional insurance plan even if one or more of Coventry's products are offered.

    Commercial marketing is generally a two-step process in which presentations are made first to employers and then directly to employees. Once selected by an employer, Coventry solicits enrollees from the employee base directly. During periodic "open enrollments," in which employees are permitted to change health care programs, Coventry uses direct mail, worksite presentations, and radio and television advertisements to contact new enrollees. Coventry also markets through independent insurance brokers and agents. Virtually all of Coventry's employer group contracts are renewable annually, and enrollment is continuously affected by employee turnover within employer groups.

    Coventry's Medicaid products are marketed directly to individuals while its Medicare products are marketed to both individuals and employer group retirees. Individual marketing to Medicare beneficiaries is conducted through use of a direct sales force and advertising efforts that include television, radio, newspaper, billboards, and direct mail. Coventry also markets Medicare products through independent insurance brokers and agents. Coventry's Medicaid and Medicare contracts are renewable annually, and Medicare and Medicaid enrollees may disenroll monthly.

         Each of Coventry's health plans employs a full-time marketing staff, totaling approximately 200 employees for the entire Company. The marketing staff uses advertising and promotional material prepared by advertising firms as well as market research programs.

         No single employer group accounted for 10% or more of Coventry's consolidated revenues in 1997. As of December 31, 1997, the employer groups which accounted for the ten highest amounts of managed care premiums for the western and central Pennsylvania, St. Louis and Richmond health plans represented approximately 22.1%, 24.4%, 21.3% and 55.4%, respectively, of each health plan's premiums. As of December 31, 1997, HealthCare USA, Inc. ("HCUSA") received approximately $102.1 million or 86% of its revenues from the State of Missouri. Since the closing of operations in Jacksonville, Florida, HCUSA has received 100% of its revenues from the State of Missouri.

Competition

         As of December 1997, Coventry estimated that it ranked number one in the commercial HMO markets of western and central Pennsylvania, and number two in the St. Louis, Missouri and Richmond, Virginia markets.

         Coventry's health plans operate in highly competitive environments and compete with other HMOs, PPOs, indemnity insurance carriers and, most recently, physician-hospital organizations. During 1997 Coventry continued to experience competitive pressures in its commercial products, most notably in the Pennsylvania and Missouri markets, which adversely affected the premiums that Coventry has historically received from new and existing members, the membership growth opportunities, and the mix of products sold. In some cases, employer groups have moved from the traditional commercial HMO plans toward the lower premium flexible provider products.

    Coventry believes that the principal factors influencing an employer group's decision to choose among health care options are the price of the benefit plans offered, locations of the health care providers, their reputation for quality care, financial stability, comprehensiveness of coverage, and diversity of product offerings.

    Coventry also competes with other managed care organizations and indemnity insurance carriers in seeking to obtain and retain favorable contracts with hospitals and other providers of services to Coventry's health plans. While Coventry believes that the relatively large membership in its health plans places them in a favorable position in negotiating contracts, some of its competitors represent an equal or greater number of potential patients for such contracting providers and therefore may be in an equal or more favorable position to negotiate provider contracts.

Government Regulation

    Coventry's commercial HMOs are qualified under the federal Health Maintenance Organization Act of 1973, as amended. Only HMOs that continue to meet federal criteria including sound fiscal operation may retain their qualified status. In order to maintain such qualification, HMOs are required to set premiums pursuant to a "community rating system," which permits rating by class ("community rating by class") and group specific rating on a prospective basis ("adjusted community rating").

    Coventry's HMOs are required to file periodic reports with, and are subject to periodic review by, state and federal licensing authorities that regulate them. The HMOs are required by state law to meet certain minimum capital and deposit and/or reserve requirements and may be restricted from paying dividends under certain circumstances. They are also required to provide their enrollees with certain mandated benefits. The HMOs are required to have quality assurance and education programs for their professionals and enrollees. Certain states' laws further require that representatives of the HMOs' enrollees have a voice in policy making.

    In 1996, the Healthcare Financing Administration ("HCFA") promulgated regulations ("physician incentive regulations") enforcing Sections 4204(a) and 4731 of the Omnibus Budget Reconciliation Act of 1990 ("OBRA 90"). OBRA 90 and the physician incentive regulations prohibit HMOs with Medicare, Medicaid or CHAMPUS contracts from including any direct or indirect payment to physicians or groups as an inducement to reduce or limit medically necessary services to Medicare beneficiaries and Medicaid recipients. Under the physician incentive regulations, HMOs must, among other things, disclose to HCFA their physician compensation plan in such detail as to allow HCFA to determine compliance with the regulations, and provide assurance that stop-loss insurance is in place, if the HMO places a physician or physician group at "substantial financial risk" for services provided to Medicare beneficiaries and Medicaid recipients. These regulations took effect in 1996 and have a range of compliance dates which began in January 1997.

    The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") was signed into law on August 21, 1996. HIPAA amended Title I of the Employee Retirement Income Security Act of 1974 ("ERISA"), the Code, and the Public Health Service Act. HIPAA applies to both "group health plans" and "health insurance issuers" and generally becomes effective for plan years beginning after June 30, 1997. A "health insurance issuer" is defined under HIPAA to include both insurance companies and HMOs subject to State laws that regulate insurance. HIPAA limits the use of exclusions for preexisting conditions; prohibits discrimination against both employees and dependents based on health status; requires health insurance issuers to guarantee renewability and availability of health coverage to certain employers and individuals; and requires group health plans and health insurance issuers to issue certificates of creditable coverage. With respect to health insurance issuers, states have the primary responsibility for enforcement of HIPAA. (In some states, the U.S. Department of Health and Human Services ("HHS") will be enforcing HIPAA's requirements.) Coventry would be considered a health insurance issuer and subject to HIPAA's requirements.

    On April 1, 1997, the Departments of Labor, HHS and the Treasury issued interim regulations that interpret many of the provisions of HIPAA. The states are in the process of enacting implementing laws and regulations in this area.

    The Newborns' and Mothers' Health Protection Act ("NMHPA") of 1996 was signed into law on September 26, 1996. This law applies to group health plans and health insurance issuers and becomes effective for plan years beginning on or after January 1, 1998. NMHPA prohibits group health plans and health insurance issuers from restricting benefits for a mother's or newborn child's hospital stay in connection with childbirth to less than 48 hours for a vaginal delivery or less than 96 hours for a cesarean section. Authorization or precertification requirements cannot be imposed for these mandatory minimum hospital stays. Coventry would be considered a health insurance issuer and subject to NMHPA's requirements. Federal regulations implementing NMHPA have not yet been promulgated.

    The Mental Health Parity Act of 1996 ("MHPA") was signed into law on September 26, 1996. This law applies to group health plans and health insurance issuers and becomes effective for plan years beginning on or after January 1, 1998. MHPA prohibits group health plans and health insurance issuers providing mental health benefits from imposing lower aggregate annual or lifetime dollar-limits on mental health benefits than any such limits for medical and surgical benefits. MHPA's requirements do not apply to small employers who have between 2 and 50 employees or to any group health plan whose costs increase one percent or more due to the application of these requirements. Coventry would be considered a health insurance issuer and subject to NMHPA's requirements. Federal regulations implementing MHPA have not yet been promulgated.

    All of Coventry's HMOs that contract with HCFA to provide services to Medicare beneficiaries pursuant to a Medicare risk contract are subject to federal laws and regulations. These HMOs may also be subject to state laws governing Medicare contracting. HCFA has the right to audit any health plan operating under a Medicare risk contract to determine the plan's compliance with federal law. Coventry HMOs with Medicare risk contracts must also comply with the requirements established by peer review organizations ("PROs"), which are organizations under contract with HCFA to monitor the quality of health care received by Medicare beneficiaries and under contract with certain states to monitor the quality of health care received by Medicaid recipients. In addition, cost reimbursement reports are required with respect to Medicare cost contracts and are subject to audit and revision.

         On August 5, 1997, the President signed into law the Balanced Budget Act of 1997 ("BBA"). This law made revisions to the Medicare program, including permitting provider-sponsored organizations to offer services to Medicare beneficiaries, and requiring managed care plans serving Medicare beneficiaries to make medically necessary care available 24 hours a day, to provide coverage a "prudent lay person" would deem necessary and to provide grievance and appeal procedures, and prohibiting such plans from restricting providers' advice concerning medical care. The BBA also revised the method of calculation of the payments made to the Company's plan by Medicare and is expected to reduce the annual increase in such payments from the amounts that would have been paid under former calculation methods.

    All of Coventry's HMOs that contract with states to provide services to Medicaid recipients are subject to state and federal laws and regulations. HCFA and the appropriate state regulatory agency have the right to audit any health plan operating under a Medicaid managed care contract to determine the plan's compliance with state and federal law. In some instances, states engage PROs to perform quality assurance and utilization review oversight of Medicaid managed care plans. Coventry HMOs would be required to abide by these PROs requirements.

    The Social Security Act imposes criminal and civil penalties for paying or receiving remuneration (which is deemed to include a kickback, bribe or rebate) in connection with any federal health care program including, but not limited to, the Medicare, Medicaid and CHAMPUS programs. The law and the related regulations have been interpreted to prohibit the payment, solicitation, offering or receipt of any form of remuneration in return for the referral of federal health care program patients or any item or service that is reimbursed, in whole or in part, by any federal health care program. Similar anti-kickback provisions have been adopted by many states which apply regardless of the source of reimbursement. The Department of Health and Human Services ("DHHS") has adopted safe harbor regulations specifying certain relationships and activities that are deemed not to violate the federal anti-kickback statute. Specifically, DHHS has adopted safe harbor regulations whereby: (i) HMOs' waivers of Medicare and Medicaid beneficiaries' obligation to pay cost-sharing amounts or to provide other incentives in order to attract Medicare and Medicaid enrollees; and (ii) certain discounts offered to prepaid health plans by contracting providers are deemed not to be violations of the anti-kickback provisions. Coventry believes that the incentives offered by its HMOs to Medicare and Medicaid beneficiaries and the discounts its plans receive from contracting health care providers should satisfy the requirements of the safe harbor regulations. However, failure to satisfy each criterion of applicable safe harbor does not mean that the arrangement constitutes a violation of the law; rather the safe harbor regulations state that the arrangement must be analyzed on the basis of its specific facts and circumstances. Accordingly, Coventry believes that its arrangements do not violate the federal anti-kickback laws or similar state anti-kickback laws.

    Coventry contracts with the United States Office of Personnel Management ("OPM") to provide managed health care services under the Federal Employees Health Benefits Program ("FEHBP"). These contracts with OPM and applicable government regulations establish premium rating requirements for the FEHBP. OPM conducts periodic audits of its contractors to, among other things, verify that the premiums established under the OPM contracts are established in compliance with the community rating and other requirements under FEHBP. During 1996, managed care premiums were reduced by $1.7 million for the settlement with OPM in St. Louis for 1995 and reserves for 1996 were established. The Company has been notified by the OPM that premium audits will occur in 1998 for both the Pennsylvania operations (years 1993 through 1997) and St. Louis operations (years 1993 through 1997).

    Numerous health care proposals have been introduced in the U.S. Congress and in state legislatures. These include provisions which place limitations on premium levels, increase minimum capital and reserves and other financial viability requirements, prohibit or limit capitated arrangements or provider financial incentives, mandate benefits (including mandatory length of stay with surgery or emergency room coverage), limit the ability to manage care and require contracting with all willing providers. If enacted, certain of these proposals could have an adverse effect on Coventry. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Health Care Reform" in Part II of this Report.

Risk Management

         The HMOs maintain general liability and professional liability (medical malpractice and managed care liability) insurance coverage in amounts Coventry believes to be adequate. Contracting physicians are also required to maintain professional liability coverage. In addition to liability coverage, Coventry carries "stop-loss" insurance to reimburse its HMOs for costs resulting from catastrophic illnesses. This insurance generally covers costs in excess of

 $500,000 up to $1 million for any enrollee in any one year for the St. Louis, Pennsylvania and Richmond Health Plans for commercial HMO members, costs in excess of $150,000 up to $1 million for any Medicare enrollee in any one year and costs in excess of $50,000 up to $1 million for any Medicaid enrollee in any year. Some coinsurance contributions by Coventry are required. CHLIC maintains stop-loss insurance for the flexible provider products that generally covers costs in excess of $150,000 for any enrollee in any one year up to $1 million per enrollee per year. No assurance can be given as to the future availability or costs of such insurance or that risks will not exceed the limit of the insurance coverage.

Employees

         At December 31, 1997, Coventry employed approximately 2,100 persons. None of the employees are covered by a collective bargaining agreement.

Trademarks

         Coventry has the right to use the name "HealthAmerica" in Illinois, Missouri, Pennsylvania and West Virginia. Coventry has federal and/or state registered service marks for "HealthAssurance," "GHP Access," "Healthcare USA," "Doc Bear," "CarePlus," "Coventry" and "Advantra."

Item 2: Description of Property

          Coventry leases in aggregate approximately 357,253 square feet of office space primarily for administrative offices in western Pennsylvania, central Pennsylvania, St. Louis, Missouri, Jacksonville, Florida and its corporate office in Franklin, Tennessee. Coventry owns an administrative building in Richmond, Virginia, which has approximately 45,000 square feet. The Company believes that its facilities are appropriate for its operations.

Item 3:  Legal Proceedings

         In the normal course of business, Coventry has been named as defendant in various other legal actions seeking payments for claims denied by Coventry, medical malpractice, and other monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through December 31, 1997 may result in the assertion of additional claims. With respect to medical malpractice, Coventry carries professional malpractice and general liability insurance for each of its operations on a claims-made basis with varying deductibles for which Coventry maintains reserves. In the opinion of management, the outcome of any of these actions will not have a material adverse effect on the financial position or results of operations of Coventry.

Item 4:  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year 1997.

                                     PART II

Item 5:  Market for the Registrant's Common Equity and Related Stockholder
         Matters


Price Range of Common Stock

         Coventry Corporation common stock is traded in the Nasdaq Stock Market's National Market under the symbol "CVTY." The following tables show the quarterly range of high and low closing sales prices of the common stock on Nasdaq during the calendar period indicated:

                                       1997                    1996
-------------------------------------------------------------------------------
                                High        Low         High          Low
-------------------------------------------------------------------------------
      First Quarter           $12 1/2     $6 7/8       $20 7/8      $15 11/16
      Second Quarter          $16         $11 1/8      $20 15/16    $15 1/4
      Third Quarter           $19 7/8     $14 1/2      $15 5/8      $11 15/16
      Fourth Quarter          $18 3/8     $13 5/8      $11 1/2      $ 9
-------------------------------------------------------------------------------


         As of February 2, 1998, the Company had approximately 7,500 shareholders, including persons or entities holding common stock in nominee name, and 474 shareholders of record.

Dividends

         The Company has not paid any cash dividends on its common stock and expects for the foreseeable future to retain all of its earnings to finance the development of its business. The Company's ability to pay dividends is also restricted by insurance regulations applicable to its subsidiaries and by the terms of its credit facility. Subject to the terms of such insurance regulations and the Company's credit facility, any future decision as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend on the Company's earnings, financial position, capital requirements and other relevant factors. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note H of the Notes to Consolidated Financial Statements.

Item 6: Selected Consolidated Financial Data
(in thousands, except per share data)



Operations Statement Data (1) (4)                                                   December 31,
                                                            1997           1996          1995           1994           1993
                                                       -----------------------------------------------------------------------
Operating revenues                                      $1,228,351     $1,057,129      $852,390       $776,643       $641,573
Operating earnings (loss)                               $    5,739     $  (91,346)     $ (1,275)      $ 55,023       $ 43,177
Net earnings (loss)                                     $   11,903     $  (61,287)     $     18       $ 29,288       $ 22,005

     Net earnings (loss) per share - basic (2)          $     0.36     $    (1.87)     $      -       $   0.96       $   0.77
     Net earnings (loss) per share - diluted            $     0.36     $    (1.87)     $      -       $   0.93       $   0.74


Weighted average common shares outstanding - basic (4)      33,117         32,815        31,526         30,511         28,699
Weighted average shares outstanding - diluted               34,250         32,830        32,150         31,550         29,742


Balance Sheet Data (1)                                                              December 31,
                                                              1997          1996         1995           1994           1993
                                                        ----------------------------------------------------------------------

Cash and investments                                    $  234,137     $  168,423      $147,777       $133,975       $116,014
Total assets                                               469,331        448,945       385,675        343,771        266,971
Long-term obligations and notes
   payable (including current maturities)                   91,417        102,985        77,868         73,643         53,017
Stockholders' equity and
   partners' capital (3)                                   117,818        100,427       153,851        134,124         96,906


(1) All periods presented have been restated for the merger with HCUSA in 1995, Southern Health Management Corporation ("SHMC") in 1994 and for discontinued operations.

(2) Reflects the two-for-one split of the Company's common stock which occurred in August, 1994.

(3) Predecessor company of SHMC was an S Corporation.

(4) Restated to comply with SFAS 128, "Earnings per share."

Supplementary Financial Information

         The following is a summary of unaudited quarterly results of operations (in thousands, except per share data) for the years ended December 31, 1997 and 1996.

                                                                    Quarter Ended

                                            March 31,        June 30,       September 30,   December 31,
                                            1997 (1)         1997 (2)         1997 (3)         1997
                                        ----------------------------------------------------------------
Operating revenues                         $299,345         $301,081         $306,694         $321,231
Operating earnings (loss)                  $ (8,021)        $  1,997         $  5,976         $  5,787
Net earnings (loss)                        $   (851)        $  6,590         $  2,658         $  3,506
Net earnings (loss) per share - basic
  and diluted                              $  (0.03)        $   0.20         $   0.08         $   0.11

                                                                    Quarter Ended

                                           March 31,         June 30,        September 30,    December 31,
                                           1996(4)           1996(5)            1996            1996(6)
                                        ------------------------------------------------------------------
Operating revenues                         $236,937         $257,737         $ 272,903        $289,552
Operating earnings (loss)                  $ (2,772)        $(14,346)        $     143        $(74,371)
Net earnings (loss)                        $   (968)        $ (8,528)        $     348        $(52,139)
Net earnings (loss) per share - basic
  and diluted                              $  (0.03)        $  (0.26)        $    0.01        $  (1.58)


(1) Effective March 31, 1997, the Company completed its sale of the medical offices associated with HealthAmerica Pennsylvania, Inc., its health plan in Pittsburgh, Pennsylvania, to a major health care provider organization. The sale price was $20 million and the transaction resulted in a pretax gain of approximately $6.0 million.

(2) Effective May 1, 1997, the Company completed its sale of the medical offices associated with Group Health Plan, its health plan in St. Louis, Missouri, to a major health care provider organization. The sale price was $26.9 million and the transaction resulted in a pretax gain of approximately $9.6 million.

(3) In August, 1997, the Company entered into an agreement to sell the medical offices associated with HealthAmerica, its health plan in Harrisburg, Pennsylvania. The sale price was $2.1 million and the transaction resulted in a pretax loss of $0.2 million. Also in the third quarter, the Company sold its two remaining medical offices in

         Pittsburgh, Pennsylvania for $0.3 million in cash and recorded a pretax loss of $0.4 million.

(4) The first quarter 1996 operating results were affected by termination and related costs to streamline the Company's administrative process and reduce staffing in health centers, primarily in the Pennsylvania and St. Louis plans for total adjustments of $5.2 million.

(5) The second quarter 1996 operating results were affected by the establishment of reserves relating to multi-year contracts with certain employer groups, primarily in the St. Louis market. The Company expects to utilize these reserves over the remaining lives of the contracts and then either discontinue the contracts or significantly change the terms and conditions of the contracts with these parties. The establishment of these reserves resulted in total adjustments of $8.2 million.

(6) The fourth quarter 1996 operating results were affected by the increase of reserves related to accounts receivable ($3.6 million), long-term contracts ($1.6 million), medical claims ($25.6 million), termination costs ($2.1 million), write-offs of goodwill ($21.0 million), certain capitalized expenses ($6.7 million) and other premium and sales taxes, advertising, legal and other expenses ($6.0 million).

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking information which is based upon current expectations and involves a number of risks and uncertainties. The forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, may be affected by a number of factors, including the risk factors set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. Among the factors that may materially affect the Company's business are potential increases in medical costs, difficulties in increasing premiums due to competitive pressures, price restrictions under Medicaid and Medicare, imposition of regulatory restrictions, issues relating to marketing of products, accreditation or certification by private or governmental bodies, difficulties in obtaining or maintaining favorable contracts with healthcare providers, credit risks on certain global capitation arrangements, financing costs and contingencies and litigation risk. There are also several risk factors relating to the proposed Business Combination with PHC that may affect Coventry Health Care's business operations after the Effective Time, including risks associated with the integration of Coventry's and PHC's business operations and the lack of recent experience by Coventry or PHC in the management or operation of a substantial indemnity health insurance business.

         During the three year period ended December 31, 1997, the Company experienced substantial growth in operating revenues due primarily to membership growth. The Company achieved this membership growth through marketing efforts, acquisitions, geographic expansion and increased product offerings, including the further introduction of Medicare and Medicaid risk products into its markets.

         The Company's managed care premium revenues during the three year period ended December 31, 1997 were comprised primarily of commercial premiums from its HMO products and flexible provider products, including PPO and POS products for which the Company assumes full underwriting risk. Fully insured PPO/POS premiums are typically lower than HMO premiums due to the medical underwriting and the deductibles and copayments required from the PPO/POS members. Prior to the sale of the Company's medical offices discussed below, additional revenue was earned for other medical services provided on a fee-for-service basis in those medical offices.

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

         The Company's operating expenses are primarily medical costs including medical claims under contracted relationships with a wide variety of providers, capitation payments and, prior to their sale in 1997, expenses relating to the operation of the Company's health centers. Medical claims expense also includes an estimate of claims incurred but not reported ("IBNR"). The Company believes that the estimates for IBNR liabilities relating to its businesses are adequate in order to satisfy its ultimate claims liability with respect thereto. In determining the Company's medical claims reserves, the Company employs plan by plan standard actuarial reserve methods (specific to the plan's membership, product characteristics, geographic territories and provider network) which consider utilization frequency and unit costs of inpatient, outpatient, pharmacy, and other medical costs as well as claim payment backlogs and the changing timing of provider reimbursement practices. Calculated reserves are reviewed by underwriting, finance and accounting, and other appropriate plan and corporate personnel and judgments are then made as to the necessity for reserves in addition to the above calculated amounts. Changes in assumptions for medical costs caused by changes in actual experience, changes in the delivery system, changes in pricing due to ancillary capitation and fluctuations in the claims backlog could cause these estimates to change in the near term. The Company periodically monitors and reviews IBNR, and as actual settlements are made or accruals adjusted, differences are reflected in current operations.

         The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes.

Results of Operations

         The following table (in thousands, except percentages and membership data) is provided to facilitate a more meaningful discussion regarding the results of the Company's operations for the three years ended December 31, 1997. (1)

                                                   1997                                  1996                        1995
                                   ------------------------------------------------------------------------------------------------
                                                 Percent of  Percent                   Percent of    Percent             Percent of
                                                 Operating   Increase                  Operating     Increase            Operating
                                       Amount    Revenues   (Decrease)     Amount      Revenues     (Decrease)  Amount   Revenues
                                    -----------------------------------------------------------------------------------------------
Operating revenues:
   Managed care premiums            $1,208,149     98.4 %     16.6 %     $1,035,778       98.0 %      22.7 %   $844,032     99.0 %
   Management services                  20,202      1.6 %     (5.4)%         21,351        2.0 %     155.5 %      8,358      1.0 %
-----------------------------------------------------------------------------------------------------------------------------------
      Total operating revenues       1,228,351    100.0 %     16.2        1,057,129      100.0 %      24.0 %    852,390    100.0 %
-----------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
   Health benefits (2)               1,039,860     84.7 %     11.7 %        930,739       88.0 %      30.5 %    713,226     83.7 %
   Selling, general and
    administrative                     170,017     13.8 %      3.0 %        165,081       15.6 %      33.6 %    123,523     14.5 %
   Depreciation and amortization        12,735     1.0  %    (70.3)%         42,862        4.1 %     192.3 %     14,666      1.7 %
   Provision for multi-year
    contracts                              -        -           -             9,793        0.9 %       -          -
   Merger costs                            -        -           -               -           -          -          2,250      0.3 %
----------------------------------------------------------------------------------------------------------------------------------
Operating earnings (loss)                5,739      0.5 %    106.3 %        (91,346)      (8.6)%      NM         (1,275)    (0.1)%
Other income, net                       24,880      2.0 %     86.0 %         13,379        1.3 %      73.6 %      7,705      0.9 %
Interest expense                       (10,275)    (0.8)%     64.2 %         (6,257)      (0.6)%      28.2 %     (4,881)    (0.6)%
-----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income
   taxes and minority interest          20,344      1.7 %    124.2 %        (84,224)      (8.0)%      NM          1,549      0.2 %
-----------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                 $   11,903                           $  (61,287)                           $     18
===================================================================================================================================

Membership at December 31:
   Commercial                          622,942                              599,218                             510,815
   Medicare                             38,314                               20,290                              18,890
   Medicaid                            104,567                              121,599                              73,550
   Management services                 148,910                              152,969                              92,232
-----------------------------------------------------------------------------------------------------------------------------------
                                       914,733                              894,076                             695,487
===================================================================================================================================


(1) Certain reclassifications have been made to the 1995 financial statement and membership to conform to the 1996 presentation.

(2) The medical loss ratio (health benefits as a percentage of managed care premiums) was 86.1%, 89.9% and 84.5% in 1997, 1996 and 1995, respectively.

Comparison of 1997 to 1996

         Managed care premiums increased $172.4 million, or 16.6% to $1,208 million for 1997 compared to 1996. The revenue increase for the year was enhanced by the growth in Medicare risk membership of 18,024 (which has a significantly higher per member per month premium when compared to the commercial and Medicaid products and represented an increase in premiums of $98.2 million from $62.9 million in 1996 to $161.1 million in 1997) and increases in premium rates as members renew. Premium yields on HMO, PPO/POS and Medicaid members increased by 3.0%, 3.1% and 4.5% in 1997 compared to 1996, respectively. The revenue increase is also a result of risk membership growth of 20,657, or 2.3%, from the prior year. The relatively small growth in risk membership reflects the closing of the Florida Medicaid plan effective June 30, 1997, which had 21,747 members. Excluding the impact of exiting Florida, risk membership grew by 52,758, or 7.4%. The Company has been notified by the OPM that premium audits will occur in 1998 for both the Pennsylvania operations (years 1993 through 1997) and St. Louis operations (years 1993 through 1997). OPM accounted for approximately 4% of managed care premiums in 1997.


Membership

                   Commercial         Medicare
                  HMO      PPO/POS      Risk       Medicaid    Non-Risk    Total
---------------------------------------------------------------------------------
1997

Western PA      134,812    109,129      7,610       3,655      42,012     297,218
Central PA      103,310     65,028      4,531      20,028      69,075     261,972
St. Louis       103,456     52,932     26,173      78,323      21,281     282,165
Richmond         54,095        180        -         2,561      16,542      73,378
Jacksonville        -          -          -           -           -           -
---------------------------------------------------------------------------------

  Total         395,673    227,269     38,314     104,567     148,910     914,733
=================================================================================


1996

Western PA      151,487     92,052      4,994       2,298      45,565     296,396
Central PA      116,246     44,704        365      11,836      71,900     245,051
St. Louis        97,689     39,579     14,931      76,829      24,574     253,602
Richmond         57,047        104        -         2,904      10,930      70,985
Jacksonville        310        -          -        27,732         -        28,042
---------------------------------------------------------------------------------

  Total         422,779    176,439     20,290     121,599     152,969     894,076
=================================================================================

    Health benefits expense increased $109.1 million, or 11.7%, in 1997, compared to 1996, as a result of the increase in risk enrollment and increases in medical costs. Coventry's medical loss ratio decreased to 86.1% from 89.9% in the previous year. Medical loss ratios in western Pennsylvania and St. Louis decreased due to the global capitation agreements signed in 1997. Approximately $232.9 million and $70.8 million (22.4% and 6.8% of health benefit expense for the 1997 period) represented amounts paid or accrued with respect to global capitation agreements with Allegheny Health, Education and Research Foundation ("AHERF") and BJC Health System ("BJC"), respectively. See "Risk Factors -- Risks of Agreements with Providers" for a discussion of the credit and operational risk associated with global capitation agreements with single provider organizations. Medical loss ratios increased in the central Pennsylvania region due to increases in inpatient alternatives (such as outpatient surgery), referrals to specialists, pharmacy and increased health benefit expense associated with the Medicaid membership. Significant medical cost increases in the Medicare risk product in St. Louis, Missouri were a result of increased Medicare risk membership and utilization of inpatient services.

         Coventry determined, at the end of 1996, that its Florida operations were not sufficiently profitable to justify a continued presence in the Florida market and, as a result, Coventry discontinued operations in the Florida HMO market on June 30, 1997. Coventry established a reserve of $1.2 million at December 31, 1996 to reflect the anticipated costs of exiting this market and the reserve is believed to be sufficient to cover the anticipated costs. During the third quarter of 1997, Coventry began to exit its Medicaid operations in Pennsylvania. Coventry exited the Pittsburgh market effective December 31, 1997. On December 31, 1997, the Medicaid membership was 20,028 in central Pennsylvania. Coventry anticipates exiting the central Pennsylvania Medicaid market in the first quarter of 1998.

         Medical claim liability accruals are periodically monitored and reviewed with differences for actual settlements reflected in current operations. In addition to Coventry's procedures for determining reserves as discussed above, Coventry reviews the actual payout of claims relating to prior period accruals, which may take up to six months to fully develop. Medical costs are affected by a variety of factors, including the severity and frequency of claims, that are difficult to predict and may not be entirely within Coventry's control. Coventry continually refines its reserving practices to incorporate new cost events and trends.

         Selling, general and administrative ("SGA") expense increased $4.9 million, or 3.0%, from the prior year, but as a percent of revenue decreased from 15.6% in 1996 to 13.8% in 1997. SGA in 1996 included termination costs of $8.1 million and charge-off of capitalized new market development costs of $4.3 million. The increase in SGA in 1997 is primarily attributable to the increase in full risk membership, additional personnel costs relating to the re-engineering of administrative processes in claims processing, information systems and customer services and costs associated with the growth of Coventry's Medicare risk product.

         Depreciation and amortization decreased $30.1 million, or 70.3%, from 1996. This decrease is primarily the result of the medical office sales in 1997, write-off of $20.1 million of goodwill related to the PARTNERS acquisition due to application of SFAS 121 and APB 17 in 1996 and charge-offs of $4.3 million of property and equipment due to application of the impairment criteria of SFAS 121 in 1996.

         During 1996, Coventry established reserves totaling $9.8 million for anticipated losses on multi-year contracts with certain employer groups, primarily in the St. Louis market. Coventry expects to utilize these reserves over the remaining lives of the contracts and then either discontinue these products or significantly change the terms and conditions of the contracts with these parties. The contracts expire at varying dates through 1999 and cover approximately 30,000 members. Coventry continually evaluates the underlying costs expected to be incurred in servicing the contracts.

         Income from operations was $5.8 million, a $97.1 million improvement over the prior year. Excluding the 1996 termination costs, contract loss provisions, and capitalized costs, goodwill and other charge-offs, operating income in 1997 was a $56.3 million improvement over the loss for 1996. This $56.3 million improvement in operating income for 1997 is primarily attributable to strong membership and revenue increases, a lower medical loss ratio, a lower SGA expense ratio and lower depreciation and amortization resulting from the medical office sales.

         Other income increased $11.5 million. Effective March 31, 1997, Coventry sold substantially all of its western Pennsylvania medical offices to AHERF. The sales price was $20 million and the transaction resulted in a pretax gain of approximately $6.0 million. Also, effective May 1, 1997, Coventry completed the sale of its St. Louis, Missouri medical offices to BJC. The sales price was $26.9 million and the transaction resulted in a pretax gain of approximately $9.6 million. During the third quarter, Coventry completed the sale of the remaining medical offices in Pennsylvania. The sales price for the third quarter transactions was $2.4 million and resulted in a pretax loss of $0.6 million. Other income for 1996 included a $4.9 million gain on sale of Champion Dental Services, Inc.

         Investment income increased $2.4 million primarily due to higher cash and investments when compared to the prior year. Interest expense increased $4.0 million due primarily to a higher interest rate on Coventry's term loan.

         Coventry's net income was $11.9 million, or $73.2 million more than the prior year. Net income per common and common equivalent share was $0.36 per share in 1997 compared to a $1.87 loss per share in 1996. The weighted average number of common shares outstanding were approximately 33,117,000 and 32,815,000 for the year ended December 31, 1997 and 1996, respectively. Effective in the fourth quarter, the Company adopted SFAS 128, "Earnings Per Share." Accordingly, prior periods have been restated.

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

         Membership as of December 31, 1995 and 1996 was as follows:


                   Commercial         Medicare
                  HMO      PPO/POS      Risk    Medicaid    Non-Risk     Total
               ----------------------------------------------------------------
1996

Western PA      151,487     92,052      4,994      2,298     45,565     296,396
Central PA      116,246     44,704        365     11,836     71,900     245,051
St. Louis        97,689     39,579     14,931     76,829     24,574     253,602
Richmond         57,047        104        -        2,904     10,930      70,985
Jacksonville        310        -          -       27,732        -        28,042
               ----------------------------------------------------------------

  Total         422,779    176,439     20,290    121,599    152,969     894,076
               ================================================================

1995

Western PA      149,280     71,896        -          -       30,977     252,153
Central PA      103,215     17,154        -          -       38,391     158,760
St. Louis       101,207     28,726        431     47,388     11,895     189,647
Richmond         55,267      2,529        -                  10,969      68,765
Jacksonville        -          -          -       26,162        -        26,162
               ----------------------------------------------------------------

  Total         408,969    120,305        431     73,550     92,232     695,487
               ================================================================

         Coventry experienced competitive pressures in its commercial products, which negatively affected the average premium Coventry received and the mix of commercial products sold during 1996. As Coventry entered 1997, management anticipated continued enrollment gains in 1997, although at a slower rate than seen in 1996. Enrollment gains were expected to be lower than gains realized in prior years as Coventry focused on profitability of current products and lines of business, including efforts to increase the average premium yield. Coventry believed that it would lose certain of its existing commercial membership due to more stringent underwriting practices and higher revenue requirements. The actual loss in 1997 was less than 5%.

         Gains in Medicaid and Medicare enrollments increased Coventry's exposure to government regulation of premium levels and other requirements. The impact of legislative or regulatory changes in the Medicaid and Medicare programs could adversely affect enrollment, premiums and profitability of these products.

         Management services revenues increased approximately $13.0 million, or 155.5% from the prior year. The increase is attributable to the approximately 60,737 member increase in this product.

         Health benefits expense increased $217.5 million, or 30.5%, in 1996 compared to 1995 as a result of the increase in full-risk enrollment and increases in medical costs. As a result of the declining premium yields discussed above and increases in medical costs, including the effects of a decline in the proportion of risk membership utilizing staff medical facilities in Pittsburgh, Pennsylvania and St. Louis, Missouri, the medical loss ratios increased in all of Coventry's markets.

    Health benefits expense increased on a per member per month basis from 1995 in all markets. The increases in medical costs are attributable to increases in the costs of inpatient services related to Coventry's Medicaid operations, inpatient alternatives (such as outpatient surgery) and pharmacy. Additionally, membership in Coventry's western Pennsylvania medical office operations, which declined during 1995 primarily as a result of the loss of two significant accounts, did not recover in 1996, continuing the excess capacity problem for the medical office operations.

         Coventry determined that its Florida Medicaid operations were not sufficiently profitable to justify a continued presence in the Florida market and, as a result, Coventry decided to exit the Florida Medicaid market. Accordingly, Coventry established a reserve of $1.2 million at December 31, 1996 to reflect the anticipated costs of exiting this market.

         During 1996, Coventry experienced certain fluctuations in claims backlogs and changes in its underlying utilization and cost trends. At the end of each quarter in 1996, Coventry estimated the effects of these events in its reserving methodologies and provided additional estimated expenses.

         During the fourth quarter of 1996, Coventry confirmed through claims payment activity that Coventry's costs had increased during 1996 at levels slightly higher than estimated during the earlier quarters. These additional costs were caused by both continued adverse utilization and cost severity trends. As a result, Coventry recorded additional provisions ($25.6 million) in the fourth quarter of 1996 to reflect additional expenses on prior quarter claims ($4.3 million), to reflect additional expenses for current quarter claims ($3.0 million) and to provide reserves in excess of the actuarial determined midpoint amounts. Coventry decided to provide the additional reserves due to possible unanticipated reserve needs, the growth of Coventry's business and the possible effects of changing provider contracting and reimbursement methodologies. Coventry expects to maintain additional claim reserves as a part of its ongoing reserve determinations.

         SGA increased $41.6 million, or 33.6%, from 1995. As a percentage of total operating revenues, SGA increased from 14.5% in 1995 to 15.6% in 1996 due to increases in costs, declines in commercial premiums and the items discussed below. Coventry decided to cease start-up development activities in certain markets in 1996. As a result of narrowing the focus of new market development, certain capitalized costs totaling $4.3 million were charged to SGA in 1996. During 1996, Coventry also recorded approximately $8.1 million of charges related to personnel terminations and related severance. These charges resulted from administrative and medical office staff reductions due to excess capacity and the outsourcing of certain ancillary services capabilities. Additionally, due to an increase of 32% in premium receivables during 1996 and an increase in the past due amounts due to delinquent collections, provisions for uncollectible accounts were increased by approximately $5.3 million during the year. The additional expenses were incurred during each quarter of the year as the past due amounts increased.

         Depreciation and amortization increased $28.2 million, or 192.3%, from 1995. This increase was due primarily to the write-off of goodwill related to the recently acquired PARTNERS Health Plan of Pennsylvania, Inc. of $20.1 million. In accordance with SFAS 121, Coventry determined that the carrying amounts of certain of its property and equipment (primarily data processing equipment that will not be utilized in the future as a result of a change in management information systems structure determined by Coventry in the fourth quarter) was not recoverable as of December 31, 1996. As a result, approximately $4.3 million of property and equipment charge-offs were recorded in the fourth quarter of 1996.

         Effective March 22, 1996, Coventry purchased the common stock of PARTNERS Health Plan of Pennsylvania, Inc. ("PARTNERS") from Aetna Life & Casualty Company ("Aetna"). At the time of acquisition PARTNERS served approximately 16,000 HMO members in the Pittsburgh area. Consideration for the transaction was approximately $35 million in cash, of which approximately $32.1 million was recorded as goodwill. The acquisition price included, among other typical business assets and goodwill, consideration for non-compete agreements, the expectation of entering into a favorable joint marketing agreement and the opportunity to acquire additional Aetna membership at a favorable price. During the fourth quarter of 1996, Coventry determined that none of the opportunities were being realized, cash flows were short of expectations (losses in 1996 versus projected positive cash flows) and that Aetna had purchased U.S. Healthcare, which has operations in Coventry's service areas. In addition, Coventry filed suit against Aetna and U.S. Healthcare alleging breach of the acquisition agreement, seeking enforcement of the non-compete agreement and requesting other forms of relief. Based on fair value estimates of the intangibles on both the sales recovery and discounted cash flow basis, the intangibles were written down to an amount that supported the estimated fair value ($10.0 million) of the assets. The litigation against Aetna and U.S. Healthcare was settled recently without admission of liability by either party and by each party releasing the other from all non-competition agreements. As of the settlement date, the remaining intangible asset is realizable on a discounted cash flow basis.

         Other charges consisting of provisions for multi-year contracts of $9.8 million were recorded in 1996 to recognize anticipated losses on certain multi-employer group contracts, primarily in the St. Louis market. Coventry is utilizing these reserves over the remaining lives of the contracts and then will either discontinue these contracts or significantly change the terms and conditions of the contracts with these parties. The contracts expire at varying dates through 1999 and cover approximately 30,000 members.

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

         Interest expense increased $1.4 million in 1996 over the prior year primarily due to a higher average outstanding debt balance for the year and an increased interest rate on long-term debt. The majority of the approximately $35 million purchase price of PARTNERS Health Plan of Pennsylvania, Inc. was funded through borrowings on Coventry's long-term credit agreement.

         Provision for income taxes reflects a consolidated effective income tax benefit rate of 27.1% for 1996 compared to a provision of 98.7% for 1995. The increase in nondeductible goodwill amortization is the primary cause of the low effective income tax benefit rate in 1996.

         Loss for the year 1996 was $61.3 million. Loss per common share was $1.87 in 1996 compared to $0.00 in the prior year. The weighted average common shares outstanding increased to 32.8 million in 1996 compared to 31.5 million in 1995.

Liquidity and Capital Resources

         Coventry's total cash and investments, excluding deposits of $6.5 million restricted under state regulations, increased $65.7 million to $234.1 million at December 31, 1997 from $168.4 million at December 31, 1996. Cash and cash equivalents increased $68.3 million to $154.0 million at December 31, 1997. Cash provided by operations of $22.3 million for the year was primarily the result of operating earnings, depreciation and amortization, income tax refunds and increases in deferred revenue and accrued liabilities offset by a reduction in medical claims payable resulting from Coventry's new global capitation arrangements where Coventry no longer has medical claims risk for certain members. Cash flows provided by investing activities for the year of $50.0 million were primarily the result of the sales of medical offices and a subsidiary. Cash flows used in financing activities were the result of long-term debt repayments, offset by the sale of the Convertible Exchangeable Notes and Warrants under the Warburg Agreement.

         Coventry's HMOs and insurance subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends Coventry may receive from its HMOs and insurance subsidiaries. After giving effect to these statutory reserve requirements, Coventry's regulated subsidiaries had surplus in excess of statutory requirements of approximately $52.9 million and $41.6 million at December 31, 1997 and December 31, 1996, respectively. Excluding funds subject to regulation, Coventry had cash and investments of approximately $28.6 million and $16.5 million at December 31, 1997 and December 31, 1996, respectively, which are available to pay intercompany balances to regulated companies and for general corporate purposes.

         On December 29, 1997, the Company entered into a credit agreement with a group of banks (the "Credit Facility"). The Credit Facility refinanced the previous agreement and totaled $42.8 million. The Credit Facility bears interest at LIBOR plus 1.75% and the entire outstanding balance is due on March 31, 1999.

         The Credit Facility requires the Company to apply 50% of the net cash proceeds of sales of the Company's equity securities to reduce the Credit Facility, prohibits the sale of any substantial subsidiary and restricts the Company's ability to declare and pay cash dividends on its common stock.

         The Credit Facility contains covenants relating to net worth, maintenance of statutory capital requirements, fixed charges coverage and the creation or assumption of debt or liens on the assets of the Company. The Credit Facility is collateralized by substantially all of the assets of the Company. The Company is in compliance with all Credit Facility covenants.

         On December 31, 1997, the effective interest rate on the indebtedness under the Credit Facility was 7.6875%.

         On April 2, 1997, Coventry announced that it entered into a securities purchase agreement (" Warburg Agreement") with Warburg, Pincus Ventures, L.P. ("Warburg") and Franklin Capital Associates III, L.P. ("Franklin") for the purchase of $40 million of Coventry's 8.3% Convertible Exchangeable Senior Subordinated Notes ("Coventry Notes"), together with warrants to purchase 2.35 million shares of Coventry's common stock for $42.35 million. The Coventry Convertible Notes are convertible into 4 million shares of Coventry Common Stock. On May 9, 1997, Warburg and Franklin purchased $26.8 million of the Coventry Convertible Notes and 1.6 million warrants for an aggregate purchase price of $28.4 million. Approximately $20 million of the proceeds was utilized to prepay a portion of the outstanding indebtedness under the Restated Credit Facility. Following approval from certain state insurance regulators, the remaining investment by Warburg of approximately $13.9 million was completed on June 30, 1997 and the total proceeds were used to retire $14 million of indebtedness under the Restated Credit Facility. The $14 million payment was comprised of $7.0 million of mandatory prepayments from the Warburg proceeds,

$1.4 million for the required June 30 payment, $0.5 million of the anticipated tax refund and $5.1 million of optional prepayment. During the third quarter of 1997, Coventry made payments of $7.8 million on the Restated Credit Facility. The payments included $7.0 million of the income tax refund and $0.8 million from the exercise of stock options.

         The Coventry Convertible Notes will be exchangeable at Coventry's option for shares of convertible preferred stock. Interest is payable semi-annually for two years and accrues at 8.3%. Interest is payable in additional Coventry Convertible Notes and as a result, the accrued interest at December 31, 1997 has been added to the outstanding indebtedness.

         Projected capital investments in 1998 of approximately $13 million consist primarily of computer hardware, software and related equipment costs associated with the development and implementation of improved operational and communications systems.

         Coventry believes that cash flows generated from operations, cash on hand and investments, excess funds in certain of its regulated subsidiaries and other financing alternatives will be sufficient to fund continuing operations and debt service obligations through March 31, 1999. Coventry believes that completion of the Warburg transaction, strengthening its underwriting processes, entering into global capitation arrangements, completing the medical office sales and re-engineering its administrative processes will have a favorable effect on liquidity in 1998 and future periods. Coventry's investment guidelines emphasize investment grade fixed income instruments in order to provide short-term liquidity and minimize the risk to principal. Coventry believes that since its long-term investments are available for sale, the amount of such investments should be added to short-term assets when assessing the Company's working capital and liquidity and that short-term assets plus long-term investments available for sale less short-term liabilities increased from $1.7 million at December 31, 1996 to $52.6 million at December 31, 1997.

Legislation and Regulation

         Numerous proposals have been introduced in the United States Congress and various state legislatures relating to health care reform. Some proposals, if enacted, could among other things, restrict Coventry's ability to raise prices and to contract independently with employers and providers. Certain reform proposals favor the growth of managed health care, while others would adversely affect managed care. Although the provisions of any legislation adopted at the state or federal level cannot be accurately predicted at this time, management of Coventry believes that the ultimate outcome of currently proposed legislation would not have a material adverse effect on Coventry and its results of operations in the short run.

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

New Accounting Standards

         The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" which is effective for both interim and annual reporting periods ending after December 15, 1997. The Company adopted the new standard in its reporting for the quarter and the year ended December 31, 1997 including required restatement of prior periods. Adoption of this standard did not have a material impact on earnings per share.

    The FASB has also issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier financial statements for comparative purposes. SFAS No. 130 requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the financial statements. Management does not believe that adoption of this standard will have a material effect on its consolidated financial statements.

         The FASB has also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets and about major customers regardless of whether that information is used in making operating decisions. This Statement is effective for financial statements for periods beginning after December 15, 1997. Management does not believe that adoption of this standard will have a material effect on its consolidated financial statements.

Inflation

         Health care cost inflation has exceeded the general inflation rate and the Company has implemented cost control measures and risk sharing arrangements which seek to reduce the effect of health care cost inflation. During 1997, the Company implemented increases in premiums rates designed to offset at least a portion of inflationary cost increases while maintaining competitive rates within its markets. During 1996, the Company experienced downward pressure in premium rates, and as a result implemented further cost control measures to reduce both medical and administrative expenses.

Income Taxes

         In its income tax returns, Coventry has amortized approximately $21 million of its intangible assets over periods ranging from three to eight years. In the consolidated financial statements in the caption "Goodwill and Intangible Assets" is an aggregate of $108.6 million of goodwill at December 31, 1997 which, for financial reporting purposes, is being amortized over periods not exceeding 40 years. The different book and tax treatment arises because Coventry believes the methodologies and assumptions utilized in the tax basis appraisal of these amounts are not appropriate for financial reporting purposes. The Omnibus Reconciliation Act of 1993 ("OBRA") enacted legislation, effective January 1, 1993, whereby all intangibles, including goodwill, acquired in certain transactions can be amortized for income tax purposes over 15 years. Although the provisions of OBRA cannot be applied to the $21 million of tax intangibles, Coventry believes that the legislation is indicative of the government's desire to minimize the costs of intangibles controversies. Coventry believes it will eventually sustain a tax deduction for a substantial portion of the $21 million, but such a deduction is likely to be determined on the basis of a compromise with the government.

    Pending a final determination of its tax position, Coventry's income tax provision has been adjusted to reflect no tax benefit in its financial statements for the deduction of these amounts.

Quarterly Results of Operations

         The quarterly consolidated results of operations of the Company are summarized in Note U to Consolidated Financial Statements.

1998 Outlook

         The Company's enrollment in January 1998 increased to approximately 916,000 members, an increase of 1.6% over January 1997. Of the January 1998 enrollment, approximately 774,000 are members under the full-risk products and approximately 142,000 members represent lives under management services plans.

         The Company and PHC operate in highly competitive markets, but the Company generally believes that the pricing environment is improving in the existing markets of Coventry and PHC, thus creating the opportunity for reasonable price increases in the combined market areas. However, there is no assurance that the Company or PHC will be able to increase premiums at rates equal to or in excess of increases in their health care costs.

         For 1998, the completion of the combination with PHC will approximately double the size of the Company and provide further profit growth opportunities. The Company is continuing to seek to improve its underwriting processes and oversight in both risk and non-risk products with the objective of increasing premium yields and profitable growth in all its markets. The Company will continue to pursue global capitation arrangements as part of its delivery system with the objectives of involving its providers in medical cost management and stabilizing operating margins. Administrative processes in claims, information systems and customer services are being re-engineered to seek to lower cost and provide high quality service. Management believes the existing Coventry and acquired PHC markets have potential for growth in commercial, Medicare risk and, in certain cases, Medicaid membership. Management believes that these objectives should result in progressive improvements in operations during 1998, although realization of the benefit of these strategies is dependent upon a variety of factors, some of which may be outside the control of the Company.

Risk Factors

         The foregoing "1998 Outlook" and other forward looking statements made herein are based upon current expectations and involves a number of risks and uncertainties. The forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, may be affected by a number of factors, including the risk factors set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements.

Risks of Governmental Programs and Regulations

         Coventry's industry is heavily regulated and the laws and rules governing the industry and interpretations of those laws and rules are subject to frequent change. Existing or future laws and rules could force Coventry to change how it does business and may restrict Coventry's revenue and/or enrollment growth and/ or increase its health care and administrative costs. Regulatory approvals must be obtained and maintained to market many of the products and services of Coventry. Delays in obtaining or failure to obtain or maintain such approvals could adversely affect Coventry's revenue or the number of covered lives, or could increase costs.

         Coventry is subject to risks associated with offering Medicaid and Medicare risk products, including pricing and other regulatory restrictions, potentially higher medical loss ratios and risks associated with entering new markets. Coventry currently intends to continue to expand these products, and its exposure to such risks will increase. Coventry's HMO subsidiaries which provide managed health care services under the Federal Employees Health Benefits Program are subject to audit, in the normal course of business, by the OPM, and such audits could result in material adjustments. As discussed in "Government Regulation," Coventry's financial results are also susceptible to future state and federal regulatory measures, including health care reform. Recently, the Clinton Administration and various leaders of the U.S. Congress have proposed legislation which could result in increased costs to managed care providers.

Limitations on Ability to Increase Revenues

          Increases in Coventry's revenues will be generally dependent upon its ability to increase premiums and number of members, as well as the mix of the products sold. Coventry's health care plan membership recently has shown only moderate increases. Although premium rates for managed care plans generally have increased recently, competitive pressures, regulatory restrictions and consumer preference for lower-priced health care options may cause decreases or severely limit increases in the future. The premiums from governmental programs such as Medicare or Medicaid are generally not based on an individual company's anticipated costs and cannot be adjusted by the Company, and recent legislation has limited Medicare premium increases substantially compared to prior years. Certain of the customers of Coventry represent a significant percentage of the membership of one or more of their respective health plans, and the loss of one or more of such customers could cause a material adverse effect on the revenues of Coventry in the future.

Limits on Ability to Project Actual Health Care Costs

         A substantial portion of the revenue received by Coventry is expected to pay the costs of health care services or supplies delivered to persons covered by its health plan and insurance products. The total health care costs incurred by Coventry are affected by the number of individual services rendered and the cost of each service. Much of the premium revenue is set in advance of the actual delivery of services and the related incurring of the cost, usually on a prospective annual basis. While Coventry attempts to base the premiums it charges at least in part on its estimate of expected health care costs over the fixed premium period, competition, regulations and other circumstances may limit Coventry's ability to fully base premiums on estimated costs. In addition, many factors may and often do cause actual health care costs to exceed those estimated, including increased cost of individual services, catastrophes, epidemics, seasonality, general inflation, new mandated benefits or other regulatory changes and insured population characteristics. Accordingly, there may be discrepancies between reserves for incurred-but-not-reported liabilities and the actual amount of such liabilities. Historically, increases in health care prices and utilization have caused health care costs to rise faster than general inflation. While these increases have moderated recently, there can be no assurance that health care prices or utilization will not again increase at a more rapid pace.

Risks of Agreements with Providers

         Prior to 1997, Coventry's St. Louis and Pennsylvania health plans offered members access to Company-owned and -staffed medical centers, as well as to networks of contracting providers. During 1997, the Company's medical centers were sold to provider systems which have contracted to provide care to the Company's members continuing to use such centers. Coventry expects that substantially all its membership will be served by providers contracting with Coventry to provide the requisite medical care. The ability of Coventry to contract successfully with a sufficiently large number of providers in a given geographic market will impact the relative attractiveness of its managed care products in those markets. The terms of such provider contracts also have a material impact on Coventry's medical costs and its ability to control such costs. In certain markets currently served by Coventry, certain provider systems have significant market positions, and may compete with Coventry. If such provider systems refuse to contract with Coventry, place Coventry at a competitive disadvantage or use their market position to negotiate contracts unfavorable to Coventry, Coventry's product offerings or profitability in such market areas could be adversely affected.

         Among the medical cost control techniques Coventry has utilized are capitation agreements with providers pursuant to which providers are paid a fixed dollar amount per member under the agreement, with the provider obligated to provide all of a particular type of medical service required by the members, and global capitation agreements, pursuant to which a single integrated hospital-physician provider system provides substantially all hospital and medical services to large number of members for a fixed percentage of the premium charged by Coventry with respect to those members. While these systems may shift to the contracting provider system the risk that medical costs will exceed the amounts anticipated, Coventry will be exposed to the risk that the provider systems will be financially unable or unwilling to fulfill their payment or medical care obligations under the capitation agreements, and to the risk that members may prefer other providers in the market.

Recent Operating Losses

         Coventry experienced significant operating losses in 1996 and in the first quarter of 1997 and has only recently returned to profitability. While management of Coventry believes that its operating results will continue to improve in 1998 and 1999, no assurance can be given that such profitability will be achieved.

Information Systems and Administrative Expense Risks

         The level of administrative expense is a significant factor in the operating results of Coventry. While Coventry attempts to effectively manage such expenses, increases in staff-related and other administrative expenses may occur from time to time due to business or product start-ups or expansions, growth or changes in business, acquisitions, regulatory requirements or other reasons. Such expense increases are not clearly predictable, and increases in administrative expenses may adversely affect results.

         Coventry's business is significantly dependent on effective information systems. Failure to maintain an effective and efficient information system could result in loss of existing customers and difficulty in attracting new customers, customer and provider disputes, regulatory problems, increases in administrative expenses or other adverse consequences. In addition, Coventry, may, from time to time, obtain significant portions of its systems-related or other services or facilities from independent third parties which may make Coventry's operations vulnerable to such third party's failure to perform adequately. Although Coventry has undertaken programs designed to prevent material information system disruption at January 1, 2000, such programs have not been completed and are subject to the failure of third party vendors to comply with planned software revisions.

Financing Risk

         Coventry's recent financial losses may make it more difficult to obtain financing with similar terms to the current Credit Facility in the future. In addition, operating losses by a subsidiary may require Coventry to make investments in, or to refinance loans to, such subsidiary in order to maintain required capital levels. Many of the state regulatory authorities in states in which Coventry conducts business are expected to increase capital requirements for managed care companies in the next two years. Coventry currently has a credit facility with a group of banks, under which Coventry has $42.8 million of outstanding indebtedness. The credit facility currently requires repayment in full on April 1, 1999. Consummation of the transactions contemplated by the Combination Agreement has received approval from Coventry's lending banks.

Risk of Competition

         Coventry operates in a highly competitive industry. In many of its geographic or product markets, Coventry will compete with a number of other entities, some of which may have certain characteristics or capabilities that give them an advantage in competing with Coventry. Coventry believes that there are few barriers to entry in these markets, so that the addition of new competitors can occur relatively easily. Certain of Coventry's existing customers may decide to perform for themselves functions or services formerly provided by Coventry resulting in a decrease of Coventry's projected revenue. In addition, significant merger and acquisition activity has occurred in the managed care industry as well as in other segments of the health care industry, both nationally and in various local markets. This activity may create stronger competitors and/or result in higher health care costs. To the extent that there is strong competition or that competition intensifies in any market, Coventry's ability to retain or increase customers, its revenue growth, its pricing flexibility, its control over medical costs trends and its marketing expenses may all be adversely affected.

Marketing Risk

          Coventry markets its products and services through both employed sales people and independent sales agents. Although Coventry has a number of such sales employees and agents, if certain key sales employees or agents or a large subset of such individuals were to leave, Coventry's ability to retain existing customers and members could be impaired. In addition, certain of the customers or potential customers of Coventry consider rating, accreditation or certification of Coventry by various private or governmental bodies or rating agencies necessary or important. Certain of Coventry's health plans or other business units may not have obtained or may not desire or be able to obtain or maintain such accreditation or certification which could adversely affect Coventry's ability to obtain or retain business with such customers. The managed care industry has recently received significant amounts of negative publicity. Such general publicity, or any negative publicity regarding Coventry in particular, could adversely affect Coventry's ability to sell its product or services or could create regulatory problems for Coventry.

Litigation and Insurance Risk

         The health care industry in general is susceptible to litigation and insurance risks, including medical malpractice liability, disputes relating to the denial of coverage and the adequacy of "stop-loss" reinsurance for costs resulting from catastrophic injuries or illnesses. Coventry has contingent litigation risk with certain discontinued operations. Such litigation may result in losses to Coventry which could have a material adverse effect on the operations, financial performance, cash flows or prospects of Coventry.

Stock Market Risk

         Recently, the market prices of the securities of certain of the publicly-held companies in the industry in which Coventry operates have shown volatility and sensitivity in response to many factors, including public communications regarding managed care, legislative or regulatory actions, health care cost trends, pricing trends, competition, earnings or membership reports of particular industry participants, and acquisition activity. There can be no assurance regarding the level or stability of Coventry's share price at any time or of the impact of these or any other factors on the share price.

Risk of the Combination

         The Combination between Coventry and PHC involves the integration of two companies that have previously been operated independently. Among the factors considered by the Coventry Board of Directors in connection with its approval of the Combination Agreement were the efficiencies that should result from such integration. No assurance can be given that difficulties will not be encountered in such integration, including, without limitation, difficulties relating to the integration of the companies' management information, accounting, accrual and control systems, executive management and culture, or that the benefits expected from such operation and integration will be realized. Because of the demands placed on the management information systems of the combined companies, the integrated operations of Coventry are especially susceptible to risks associated with a malfunction in these systems, including an impairment of the systems' operations caused by the year 2000 problem. Any delays or unexpected costs incurred in connection with such operation and integration could have a material adverse effect on Coventry's business, results of operations or financial condition. The previously discussed risk factors also apply to the operations and assets of PHC included in the Combination. PHC has experienced operating losses in 1995, 1996 and 1997. While Coventry management believes that the Combination will increase the profitability of Coventry Health Care in 1998 and 1999, no assurance can be given that such profitability will be achieved.

Management of Indemnity Health Insurance Policies

     Upon the closing of the Combination Agreement, Principal Mutual and Coventry will enter into a management services agreement ("Management Services Agreement") and a renewal rights agreement ("Renewal Rights Agreement") that contemplate that Coventry Health Care will manage certain of Principal Mutual's indemnity health insurance policies ("Indemnity Health Insurance Policies") in the Coventry Health Care markets and offer to renew such policies as are in force on December 31, 1999. Although Coventry believes that more than 50% of the Indemnity Health Insurance Policies utilize preferred provider networks or other elements of managed care similar to Coventry and Coventry Health Care's business, a significant amount of the policies will be indemnity policies under which the insurer is liable for all claims (subject to certain deductible amounts or copayment percentages) regardless of whether the provider has an agreement with the insurer. Neither Coventry nor PHC has any recent experience in the management or operation of a substantial indemnity health insurance business, and there can be no assurance that existing customers will renew their existing indemnity health insurance policies with Mutual while the Management Services Agreement is effective, or that such customers will agree to renew such policies with CHLIC at the expiration of the Management Services Agreement, and there can be no assurance that the benefits expected from the Management Service Agreement, Renewal Rights Agreement and the agreement to reinsure the Indemnity Health Insurance Policies ("Coinsurance Agreement") will be realized. In addition, to the extent policy holders elect to renew the Indemnity Health Insurance Policies with Mutual after December 31, 1999, CHLIC will be required to reinsure such policies which will require that CHLIC increase its capital by an amount estimated to be between $50 million to $100 million. There can be no assurance that Coventry Health Care will be able to restructure its operations to free up existing capital, generate sufficient funds from operations to increase CHLIC's capital to required levels prior to December 31, 1999 or will be able to raise such capital from external sources.

Risk of Substantial Beneficial ownership of Coventry Health Care by Mutual and
PHC

     As a result of the Combination and the Capital Contribution, PHC will own approximately 40% of the Coventry Health Care Common Stock and, although it has agreed to a limitation on acquiring additional shares of the Coventry Health Care Common Stock and from taking certain other actions, Mutual and its affiliates will be permitted under certain circumstances to acquire additional shares of Coventry Health Care Common Stock in order to maintain a collective ownership of up to 40% of the Coventry Health Care Common Stock, and to elect six of the fifteen members of Coventry Health Care's Board of Directors, until the earlier of the fifth anniversary of the Effective Time or certain other actions are taken by Coventry Health Care. After the fifth anniversary of the Effective Time or after a third party acquires more voting securities than those held by Mutual, there will be no restrictions on the acquisition of Coventry Health Care Common Stock by Mutual and its affiliates. During the period from the Effective Time until eighteen months thereafter, so long as Mutual maintains ownership of 40% of the Coventry Health Care Common Stock, it is highly unlikely that any matter involving a shareholder vote, including the issuance of more than 20% of the Coventry Health Care Common Stock, or an acquisition of Coventry Health Care by merger, consolidation, share exchange or other transaction could be effectuated if Mutual were opposed thereto. During the period beginning eighteen months after the Effective Time and ending on the fifth anniversary of the Effective Time, Mutual has agreed to vote its shares in favor of an acquisition required to be approved by shareholders that the Board has recommended and has been approved by a majority of Coventry Health Care's shareholders (other than Mutual and its affiliates). During the period after the termination of the "standstill restrictions" contained in the Shareholders' Agreement, and in any event after the fifth anniversary of the Effective Time, there will be no restrictions on the acquisition of additional shares of Coventry Health Care Common Stock by Mutual and its affiliates, and as a result, Mutual, in addition to having an effective veto over transactions involving a shareholder vote (assuming it were to continue to beneficially own 40% of Coventry Health Care's securities), could acquire over 50% of the outstanding Coventry Health Care Common Stock and exercise actual control of Coventry Health Care without a vote of the remaining Coventry Health Care shareholders.

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

Item 8: Financial Statements and Supplementary Data

Report of Independent Public Accountants

To Coventry Corporation:

         We have audited the accompanying consolidated balance sheets of Coventry Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coventry Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                                        ARTHUR ANDERSEN LLP

Nashville, Tennessee
February 23, 1998

Consolidated Balance Sheets
(in thousands, except share data)


                                                                 December 31,
----------------------------------------------------------------------------------
                                                             1997          1996
----------------------------------------------------------------------------------
Assets

Cash and cash equivalents                                  $153,979      $ 85,646
Short-term investments                                        3,870         7,388
Accounts receivable, net of allowance for doubtful
  accounts of $7,378 and $8,000, respectively                40,005        37,921
Other receivables                                            16,663        22,661
Assets held for sale                                            -          23,856
Deferred income taxes                                        17,920        20,449
Prepaid expenses and other current assets                     4,687        10,370
----------------------------------------------------------------------------------
     Total current assets                                   237,124       208,291

Long-term investments                                        76,288        75,389
Property and equipment, net                                  21,937        24,979
Goodwill and intangible assets, net                         108,637       118,346
Other assets                                                 25,345        21,940
----------------------------------------------------------------------------------
     Total assets                                          $469,331      $448,945
==================================================================================

Liabilities and Stockholders' Equity

Medical claims liabilities                                 $118,022      $146,082
Accounts payable                                             10,064        11,919
Accrued payroll and benefits                                 12,200        13,008
Other accrued liabilities                                    80,717        59,636
Deferred revenue                                             39,093        14,888
Current portion of long-term debt                               765        36,468
----------------------------------------------------------------------------------
     Total current liabilities                              260,861       282,001

Convertible exchangeable subordinated notes                  42,042           -
Long-term debt                                               43,677        57,291
Other long-term liabilities                                   4,933         9,226
Stockholders' equity:
     Common stock, $.01 par value; 100,000,000 shares
     authorized; 33,712,665 issued (including
     439,560 shares owned by a subsidiary),
     33,273,105 shares outstanding in 1997; and
     33,001,296 shares issued and outstanding in 1996           337           330
     Additional paid-in capital                             146,426       136,142
     Net unrealized investment gain                             592           395
     Accumulated deficit                                    (24,537)      (36,440)
     Treasury stock, at cost, 439,560 shares                 (5,000)          -
----------------------------------------------------------------------------------
     Total stockholders' equity                             117,818       100,427
----------------------------------------------------------------------------------
     Total liabilities and stockholders' equity            $469,331      $448,945
==================================================================================

See notes to consolidated financial statements.

Consolidated Statements of Operations
(in thousands, except per share data)


                                                                        Year Ended December 31,
---------------------------------------------------------------------------------------------------------
                                                                 1997             1996            1995
---------------------------------------------------------------------------------------------------------
Operating revenues:
     Managed care premiums                                    $1,208,149        $1,035,778      $844,032
     Management services                                          20,202            21,351         8,358
---------------------------------------------------------------------------------------------------------
          Total operating revenues                             1,228,351         1,057,129       852,390
---------------------------------------------------------------------------------------------------------

Operating expenses:
     Health benefits                                           1,039,860           930,739       713,226
     Selling, general and administrative                         170,017           165,081       123,523
     Depreciation and amortization                                12,735            42,862        14,666
     Other charges                                                   -               9,793           -
     Merger costs                                                    -                 -           2,250
---------------------------------------------------------------------------------------------------------
          Total operating expenses                             1,222,612         1,148,475       853,665
---------------------------------------------------------------------------------------------------------

Operating earnings (loss)                                          5,739           (91,346)       (1,275)

Other income, net                                                 24,880            13,379         7,705
Interest expense                                                 (10,275)           (6,257)       (4,881)
---------------------------------------------------------------------------------------------------------

Earnings (loss) before income taxes and minority interest         20,344           (84,224)        1,549

Provision for (benefit from) income taxes                          8,422           (22,860)        1,530
Minority interest in earnings (loss) of
  consolidated subsidiary, net of income tax                          19               (77)            1
---------------------------------------------------------------------------------------------------------

Net earnings (loss)                                           $   11,903        $  (61,287)      $    18
=========================================================================================================

Net earnings (loss) per share, basic and diluted              $     0.36        $    (1.87)      $    -
=========================================================================================================

See notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity
Years Ended December 31, 1997, 1996 and 1995 (in thousands)


                                                                                          Retained
                                                                      Net Unrealized      Earnings                         Total
                                                      Additional      Investment Gain   (Accumulated   Treasury Stock  Stockholders'
                                       Common Stock Paid-In Capital        (Loss)          Deficit)       at Cost         Equity
                                       ---------------------------------------------------------------------------------------------
Balance, December 31, 1994                $312        $109,787             $(804)        $ 24,829      $       -          $134,124

Issuance of common stock, including
     exercise of options and warrants       11          16,906                                                              16,917
Tax benefit of stock options exercised                   1,426                                                               1,426
Unrealized investment gain,
     net of income tax                                                      1,366                                            1,366
Net earnings                                                                                    18                              18
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                 323         128,119                562           24,847             -           153,851

Issuance of common stock, including
     exercise of options and warrants        7           5,739                                                               5,746
Tax benefit of stock options exercised                   2,284                                                               2,284
Unrealized investment loss,
     net of income tax                                                       (167)                                            (167)
Net loss                                                                                   (61,287)                        (61,287)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                 330         136,142                395          (36,440)            -           100,427

Issuance of common stock, including                                                                                              -
     exercise of options and warrants        7           7,722                                            (5,000)            2,729
Issuance of warrants                                     2,353                                                               2,353
Tax benefit of stock options exercised                     209                                                                 209
Unrealized investment gain,                                                                                                      -
     net of income tax                                                        197                                              197
Net earnings                                                                                11,903                          11,903
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                $337        $146,426             $  592         $(24,537)      $(5,000)         $117,818
===================================================================================================================================


See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(in thousands)


                                                                                       Year ended December 31,
----------------------------------------------------------------------------------------------------------------------
                                                                                  1997           1996           1995
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net earnings (loss)                                                        $ 11,903     $ (61,287)      $     18
      Adjustments to reconcile net income (loss) to
        cash provided by operating activities:
          Depreciation and amortization                                           12,735        42,862         14,666
          Deferred income tax benefit                                            (11,701)      (15,989)        (2,029)
          Gain on sales of medical offices & property disposals                  (13,338)          -              -
          Increase in receivable due to sale of subsidiary                           -          (5,500)           -
          Non-cash interest on convertible debt                                    2,042             -            -
          Other                                                                     (383)           84            (25)
     Changes in assets and liabilities of continuing operations, net of effects of the purchase of subsidiaries:
          Accounts receivable                                                     (2,432)       (5,285)        (7,099)
          Other receivables                                                          715        (6,749)        (4,913)
          Prepaid expenses and other current assets                                2,013          (907)        (3,890)
          Other assets                                                             2,874        (5,652)       (11,332)
          Medical claims liabilities                                             (28,060)       49,350         21,736
          Accounts payable                                                        (1,327)        2,742          4,374
          Other accrued liabilities                                               14,438        32,781          9,205
          Income taxes payable                                                    12,889         6,315        (15,173)
          Deferred revenue                                                        24,205           549         (3,756)
          Other long-term liabilities                                             (4,312)        1,251          3,882

----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                         22,261        34,565          5,664
----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Capital expenditures, net                                                    (7,218)      (12,688)       (16,319)
     Sales of investments                                                         37,329        75,511         53,224
     Purchases of investments & other                                            (34,137)      (80,049)       (59,319)
     Payments for purchases of subsidiaries,
          net of cash acquired                                                       -         (27,256)        (2,524)
     Proceeds from sale of subsidiary & medical offices                           53,977           -              -

----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                               49,951       (44,482)       (24,938)
----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Proceeds from issuance of convertible exchangeable notes                     40,000        40,164         13,116
     Payments on long-term debt                                                  (48,961)      (14,474)       (14,740)
     Net proceeds from issuance of stock                                           2,729         5,746         16,917
     Proceeds from issuance of stock warrants                                      2,353           -              -

----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                               (3,879)       31,436         15,293
----------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                              68,333        21,519         (3,981)
Cash and cash equivalents at beginning of period                                  85,646        64,127         68,108

----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                       153,979        85,646         64,127
======================================================================================================================


See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Years Ended December 31, 1997, 1996 and 1995

A. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Coventry Corporation ("the Company" or "Coventry") is a managed health care company that provides comprehensive health benefits and services to members in Pennsylvania, Ohio, West Virginia, Missouri, Illinois and Virginia. Healthcare services are provided to employer groups and government funded groups through a variety of full-risk healthcare plans, including HMO, POS and PPO products. Additionally, Coventry administers self-insured health plans of certain large employers.

         The Company began operations in 1987 with the acquisition of the American Service Companies ("ASC") entities, including Coventry Health and Life Insurance Company ("CHLIC"). In 1988, the Company acquired HealthAmerica Pennsylvania, Inc. ("HAPA"), a Pennsylvania HMO. In 1990, the Company acquired Group Health Plan, Inc. ("GHP"), a St. Louis, Missouri HMO. Southern Health Services, Inc. ("SHS"), a Richmond, Virginia, HMO was acquired by the Company in 1994. In 1995, the Company acquired HealthCare USA, Inc. ("HCUSA"), a Jacksonville, Florida-based Medicaid managed care company.

         Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. Interests of other investors in the Company's majority-owned (or otherwise effectively-controlled) subsidiaries are accounted for as minority interests and are included in other liabilities for financial reporting purposes.

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

         Cash Equivalents - Cash equivalents consist principally of overnight repurchase agreements, money market funds, commercial paper and certificates of deposit. The Company considers all highly liquid securities purchased with an original maturity of three months or less to be cash equivalents. The carrying amounts of cash and cash equivalents reported in the accompanying consolidated balance sheets approximate fair value.

         Investments - The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company considers all of its investments as available for sale, and accordingly, records unrealized gains and losses, net of deferred income taxes, as a separate component of stockholders' equity. Realized gains and losses on the sale of these investments are determined on a specific identification basis.

         Investments with original maturities in excess of three months and less than one year are classified as short-term investments and generally consist of time deposits, U.S. Treasury Notes, and obligations of various states and municipalities. Long-term investments have original maturities in excess of one year and primarily consist of debt securities.

         Other Receivables - Other receivables include interest receivable, reinsurance claims receivable, receivables from providers and suppliers and any other receivables that do not relate to premiums.

         Property and Equipment - Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated lives of the related assets or, if shorter, over the terms of the respective leases.

         Long-Lived Assets - Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Following the criteria set forth in SFAS 121, long-lived assets to be held are reviewed by the Company for events or changes in circumstances which would indicate that the carrying value may not be recoverable. In making this determination, the Company considers a number of factors, including estimated future cash flows prior to interest and non-cash expenses associated with the long-lived asset. In the event such assets are judged to be impaired, the fair value of the impaired asset is recorded based on future discounted cash flows and sales recovery analysis. Assets held for sale are recorded at the lower of the carrying amount or fair value, less any costs associated with disposition.

         Goodwill and Intangible Assets - Goodwill and intangible assets consist of costs in excess of the fair value of the net assets of subsidiaries or operations acquired ($108.6 million at December 31, 1997). Goodwill is amortized over periods ranging from 15 to 40 years. Accumulated amortization of goodwill and intangible assets was approximately $44.0 million and $40.3 million at December 31, 1997 and 1996, respectively. In accordance with SFAS 121 and APB 17, the Company periodically evaluates the realizability of goodwill and intangible assets and the reasonableness of the related lives in light of factors such as industry changes, individual market competitive conditions, and operating income.

         Other Assets - Other assets consist of loan acquisition costs, assets related to the supplemental executive retirement plan (Note N to consolidated financial statements), restricted assets, deferred charges and certain costs incurred to develop new service areas and new products prior to the initiation of revenues. Loan acquisition costs are amortized over the term of the related debt while the other assets are amortized over their expected periods of benefit, where applicable. The preoperational new service area and new product costs were amortized over their expected period of benefit up to eight years. Effective April 1, 1997, the Company adopted a one-year period for amortization of new service area and new product costs. $2.7 million of expense was included in SGA expense due to this change. These costs are fully amortized at December 31, 1997. Accumulated amortization of other assets was approximately $9.1 million and $3.6 million at December 31, 1997 and 1996, respectively.

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

         Revenue Recognition - Managed care premiums are recorded as revenue in the month in which members are entitled to service. Premiums collected in advance are recorded as deferred revenue. Employer contracts are typically on an annual basis, subject to cancellation by the employer group or the Company upon thirty days written notice. Management services revenues are recognized in the period in which the related services are performed. Premiums for services to federal employee groups are subject to audit and review by the OPM on a periodic basis. Such audits are usually a number of years in arrears. The Company provides reserves, on an estimated basis annually, based on the appropriate guidelines. Any differences between actual results and estimates are recorded in the year the audits are finalized. The adjustments have not been material to the financial statements of the Company.

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

         Minority Interest - For 1997 and 1996, the minority interest represents a joint venture interest of 51% in Pennsylvania HealthMate, Inc. ("HealthMate"). In 1995, the minority interest represents a minority shareholder's 30% interest in HealthCare USA, Missouri LLC, a St. Louis-based Medicaid HMO. The Company purchased the remaining 30% effective January 1, 1996. See Note B for discussion of HealthMate.

         Stock-based Compensation - In 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." As permitted by SFAS 123, the Company has elected to continue to account for stock-based compensation to employees under APB Opinion No. 25, and complies with the disclosure requirements for SFAS 123. See Note J.

         Earnings per Share - In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"), replacing primary EPS with "basic EPS." Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS are not presented in these financial statements as the calculation is either antidilutive or does not differ from basic EPS. The adoption of SFAS 128 did not have a material effect on the Company's financial position or results of operations. All prior periods have been restated to comply with SFAS 128. See Note Q for calculation of EPS.

         The FASB has also issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier financial statements for comparative purposes. SFAS No. 130 requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the financial statements. Management does not believe that adoption of this standard will have a material effect on its consolidated financial statements.

         The FASB has also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 also requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets and about major customers regardless of whether that information is used in making operating decisions. This Statement is effective for financial statements for periods beginning after December 15, 1997. Management does not believe that adoption of this standard will have a material effect on its consolidated financial statements.

         Reclassifications - Certain 1995 and 1996 amounts have been reclassified to conform to the 1997 presentation.

B. MERGERS AND ACQUISITIONS

         Effective July 28, 1995, the Company acquired HCUSA, a Jacksonville, Florida-based managed care company. Under the terms of the agreement, 2,849,691 shares of the Company's common stock, valued at approximately $45 million, were exchanged for all of HCUSA's capital stock in a nontaxable transaction accounted for as a pooling of interests. At July 28, 1995, HCUSA operated a 26,000 member HMO in Jacksonville and northeastern Florida, and through a subsidiary provided managed care services to Missouri Medicaid recipients. At December 31, 1997, HCUSA's Missouri subsidiary had approximately 78,000 enrollees. The Company's consolidated financial statements have been restated to include the results of HCUSA for all periods presented. Accounting policies of the two companies were the same; therefore, no conforming adjustments were needed. No intercompany transactions existed between the companies for the periods presented, and certain reclassifications were made to HCUSA's financial statements to agree with Coventry's presentation.

         In connection with the merger, the Company recorded $2.3 million of merger costs in the second quarter of 1995. These costs include expenses for investment bankers, SEC filing and shareholder reporting fees and professional fees.

         At the end of 1996, the Company determined that the HCUSA Florida operations were not sufficiently profitable to justify a continued presence in the Florida market and, as a result, the Company discontinued operations in the Florida HMO market on June 30, 1997.

         Effective March 22, 1996, the Company purchased 81% of the common stock of PARTNERS Health Plan of Pennsylvania, Inc. and acquired the remaining 19% of the common stock through the merger of a subsidiary of the Company with and into PARTNERS, whose name was changed to Coventry Health Plan of Pennsylvania, Inc.("CHP"). CHP is the holding company for Coventry Health Plan of Western Pennsylvania, Inc., which, at the time of acquisition, was known as Aetna Health Plan of Western Pennsylvania, Inc. and served approximately 16,000 HMO members in the Pittsburgh area. Consideration for the transaction was approximately $35 million in cash, of which approximately $32.1 million was recorded as goodwill. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the net assets have been included in the consolidated financial statements from the effective date of acquisition. The acquisition price included, among other typical business assets and goodwill, consideration for non-compete agreements, the expectation of entering into a favorable joint marketing agreement and the opportunity to acquire additional Aetna membership at a favorable price. During the fourth quarter of 1996, the Company determined that none of the opportunities were being realized, cash flows were short of expectations (losses in 1996 versus projected positive cash flows) and that Aetna had purchased U.S. Healthcare, which has operations in the Company's service areas. In addition, the Company filed suit against Aetna and U.S. Healthcare alleging breach of the acquisition agreement, seeking enforcement of the non-compete agreement and requesting other forms of relief. Based on the fair value estimates of the intangibles, on both a sales recovery and discounted cash flow basis, the intangibles were written down to $10.0 million at December 31, 1996. The litigation against Aetna and U.S. Healthcare was settled recently without admission of liability by either party. Management believes the remaining intangible is realizable on a discounted cash flow basis.

         Effective April 1, 1996 the Company entered into a Joint Venture Agreement with Hamilton Health Center, Inc. ("Hamilton") to create HealthMate, Inc., a company providing health care services to Medicaid recipients in central Pennsylvania. As part of the agreement the Company made an initial investment of $300,000 for ownership of 49% of HealthMate's common stock and is obligated under certain circumstances to make additional contributions totaling $550,000 over the next two and a half years. At April 1, 1996 HealthMate had approximately 6,500 members. Hamilton's rights are limited to the ability to market the Company's product. HealthMate's only source of Medicaid membership is through a government contract held by a wholly-owned subsidiary of the Company, and as a result of the Company's contractual control rights, the Company has accounted for this transaction under the purchase method of accounting and, accordingly, the net assets have been included in the consolidated financial statements from the effective date of acquisition.

         During the third quarter of 1997, the Company determined that the HealthMate operations were not sufficiently profitable to justify continuation in the central Pennsylvania Medicaid market, and as a result, the Company intends to discontinue such operations at the end of the first quarter of 1998. Such discontinuance is subject to approval of the Commonwealth of Pennsylvania and its various regulatory agencies.

         Because the purchase price and the operations of the PARTNERS and HealthMate acquisitions for the periods presented are not material to the consolidated financial statements of the Company, pro forma financial information has not been included herein.

C. OTHER CHARGES

         At the end of the second quarter of 1996, the Company established reserves totaling $8.2 million for anticipated losses on multi-year contracts with certain employer groups, primarily in the St. Louis market. The Company expects to utilize these reserves over the remaining lives of the contracts and then either discontinue these products or significantly change the terms and conditions of the contracts with these parties. The contracts expire at varying dates through 1999 and cover approximately 30,000 members. In the fourth quarter of 1996, the Company re-evaluated its cost structure in relation to the contracts and recorded additional reserves of $1.6 million, primarily as a result of increases in medical costs for inpatient alternatives such as outpatient surgery and prescription drugs. During 1997, $7.8 million was utilized over the lives of the respective contracts and offset against health benefit expense. The Company continually evaluates the underlying costs expected to be incurred in servicing the contracts.


D. PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following (in thousands):


                                                            December 31,
-------------------------------------------------------------------------------
                                                      1997               1996
-------------------------------------------------------------------------------
Land                                               $    481           $    481
Buildings and leasehold improvements                  9,583              8,427
Equipment                                            40,795             39,162
-------------------------------------------------------------------------------
                                                     50,859             48,070
Less accumulated depreciation                       (28,922)           (23,091)
-------------------------------------------------------------------------------
                                                   $ 21,937           $ 24,979
===============================================================================


E. SALE OF MEDICAL OFFICES

         During the fourth quarter of 1996, the Company authorized an extensive review of its medical office operations and commenced discussions with several parties related to the probable disposition of such operations. In February 1997, the Company announced the signing of agreements in principle for the sale of its medical offices in St. Louis, Missouri and Pittsburgh, Pennsylvania and definitive agreements for the sales of such offices were signed in March 1997, subject to the satisfaction of various conditions, including regulatory approval. Accordingly, property and equipment with a carrying value of approximately $23.9 million was classified as a current asset on the 1996 balance sheet.

         Effective March 31, 1997, the Company completed its sale of the medical offices associated with HealthAmerica Pennsylvania, Inc., its health plan in Pittsburgh, Pennsylvania, to a major health care provider organization. The sales price was $20.0 million and the transaction resulted in a pretax gain of approximately $6.0 million. Coincident with the sale, the Company entered into a long-term global capitation agreement with the purchaser which increased the globally capitated membership in western Pennsylvania to approximately 226,000 members. Under the agreement, the provider organization will receive a fixed percentage of premiums to cover all of the medical treatment the globally capitated members will receive.

         Effective May 1, 1997, the Company completed its sale of the medical offices associated with Group Health Plan, its health plan in St. Louis, Missouri, to a major health care provider organization. The sales price was $26.9 million and the transaction resulted in a pretax gain of approximately $9.6 million. Coincident with the sale, the Company entered into a long-term global capitation agreement with the purchaser covering approximately 83,000 members, pursuant to which the provider organization will receive a fixed percentage of premiums to cover all of the medical treatment the globally capitated members will receive.

         In August 1997, the Company entered into agreements to sell certain medical offices associated with HealthAmerica, its health plan in Harrisburg, Pennsylvania. The sales price was $2.1 million and the transaction resulted in a pretax loss of $0.2 million. Additionally, in the third quarter, the Company sold its two remaining medical offices in Pittsburgh, Pennsylvania for $0.3 million in cash and recorded a pretax loss of $0.4 million. All gains or losses resulting from medical office sales are reflected in other income, net.


F. INVESTMENTS IN DEBT AND EQUITY SECURITIES

         The Company considers all of its investments as available for sale securities and accordingly, records unrealized gains and losses in the stockholders' equity section of its consolidated balance sheet. As of December 31, 1997 and 1996, stockholders' equity was increased by approximately $0.6 million and $0.4 million, respectively, net of a deferred tax cost of $0.4 million and $0.1 million, respectively, to reflect the net unrealized investment gain on securities.

         The amortized cost, gross unrealized gain or loss and estimated fair value of short-term and long-term investments by security type were as follows at December 31, 1997 and 1996 (in thousands):


                                 Amortized   Unrealized    Unrealized      Fair
1997                               Cost         Gain          Loss         Value
                               --------------------------------------------------

State and municipal bonds        $50,438        $769          $  -        $51,207
Asset-backed securities            9,935          74             -         10,009
Mortgage-backed securities        11,621          37             -         11,658
US Treasury securities             4,900          81             -          4,981
Other debt securities              2,278          25             -          2,303
Equity securities                    -           -               -            -

                               ---------------------------------------------------
                                 $79,172        $986          $  -        $80,158
                               ===================================================
                                Amortized     Unrealized   Unrealized      Fair
1996                              Cost          Gain          Loss         Value
                               ---------------------------------------------------
State and municipal bonds        $50,926        $492          $  -        $51,418
Asset-backed securities            9,407          -            (31)         9,376
Mortgage-backed securities        13,740          -            (85)        13,655
US Treasury securities             7,897          31             -          7,928
Other debt securities                329          -              -            329
Equity securities                     25          46             -             71

                               ---------------------------------------------------
                                 $82,324        $569          $(116)      $82,777
                               ===================================================

         The amortized cost and estimated fair value of short-term and long-term investments by contractual maturity were as follows at December 31, 1997 and December 31, 1996 (in thousands):


1997                                                    Amortized        Fair
                                                          Cost           Value
                                                       -------------------------
Maturities:
 Within 1 year                                           $ 4,086        $ 4,055
 1 to 5 years                                             29,073         29,396
 6 to 10 years                                            12,707         12,879
 Over 10 years                                            33,306         33,828
 Other securities without stated maturity                    -              -
                                                       -------------------------
   Total short-term and long-term securities             $79,172        $80,158
                                                       =========================

1996                                                    Amortized        Fair
                                                          Cost           Value
                                                       -------------------------
Maturities:
 Within 1 year                                           $ 7,366        $ 7,388
 1 to 5 years                                             26,140         26,229
 6 to 10 years                                             7,383          7,494
 Over 10 years                                            41,410         41,595
 Other securities without stated maturity                     25             71
                                                       -------------------------
   Total short-term and long-term securities             $82,324        $82,777
                                                       =========================

         Proceeds from the sale of investments were approximately $37 million and $76 million for the twelve months ended December 31, 1997 and 1996, respectively. Gross investment gains of approximately $275,000 and gross investment losses of $194,000 were realized on these sales for the twelve months ended December 31, 1997 compared to gross investment gains of $45,000 and gross investment losses of $14,000 for the year ended December 31, 1996. Realized gains and losses from securities sales are determined on the specific identification of the securities.

G. INCOME TAXES

         The provision (benefit) for income taxes consisted of the following (in thousands):


                                              Year Ended December 31,
---------------------------------------------------------------------------------
                                        1997              1996            1995
---------------------------------------------------------------------------------
Current provision (benefit):
  Federal                             $16,439          $ (6,181)        $ 3,125
  State                                 3,684              (690)            434

Deferred provision (benefit):
  Federal                              (9,943)          (15,565)         (1,819)
  State                                (1,758)             (424)           (210)
---------------------------------------------------------------------------------
                                      $ 8,422          $(22,860)        $ 1,530
=================================================================================

         The expected tax provision based on the statutory rate of 35% differs from the Company's effective tax rate as a result of the following:


                                                    Year Ended December 31,
                                                 1997         1996        1995
---------------------------------------------------------------------------------
Statutory federal tax rate                      35.00%      (35.00%)     35.00%
---------------------------------------------------------------------------------
Effect of:
  State income taxes, net of federal benefit     6.15%       (1.40%)      9.40%
  Amortization of goodwill                       5.98%       10.26%      69.07%
  Tax exempt interest income                    (5.54%)      (1.25%)    (75.37%)
  Merger costs                                     -            -        49.71%
  Other                                         (0.19%)       0.25%      10.92%
---------------------------------------------------------------------------------
Income tax provision (benefit)                  41.40%      (27.14%)     98.73%
=================================================================================

         The effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below (in thousands):


                                                                 December 31,
                                                              1997          1996
----------------------------------------------------------------------------------
Deferred tax assets:
  Deferred revenue                                          $ 3,123       $   742
  Medical liabilities                                         4,590         7,816
  Accounts receivable                                         5,128         2,897
  Deferred compensation                                       3,776         3,660
  Accrued professional fees                                     622         3,571
  Provision for long-term contracts                             778         3,183
  Accrued reorganization                                        604         1,126
  Property and equipment                                      1,811           -
  Other assets                                                4,966           -
  Contingent liabilities                                      1,594         1,844
  Net operating loss carryforward                             1,433         2,534
----------------------------------------------------------------------------------
    Gross deferred tax assets                                28,425        27,373
    Less valuation allowance                                   (916)         (911)
----------------------------------------------------------------------------------
    Deferred tax asset                                      $27,509       $26,462
----------------------------------------------------------------------------------

Deferred tax liability:
  Property and equipment                                        -            (609)
  Capitalized development costs                                 -          (1,806)
  Other                                                          11          (402)
  Unrealized gain on securities available for sale             (394)          (58)
----------------------------------------------------------------------------------
    Gross deferred tax liabilities                             (383)       (2,875)
----------------------------------------------------------------------------------
Net deferred tax asset                                      $27,126       $23,587
==================================================================================

         The valuation allowance for deferred tax assets as of December 31, 1997 is $0.9 million due to the Company's belief that the realization of the deferred tax asset resulting from federal and state net operating loss carryforwards associated with certain acquisitions is doubtful. The valuation allowance provided at December 31, 1997 will be allocated to reduce goodwill and other intangible assets if the realization of the net operating loss carryforwards becomes more likely than not.

H. CONVERTIBLE EXCHANGEABLE SUBORDINATED NOTES

         On April 2, 1997, the Company announced that it entered into a securities purchase agreement with Warburg, Pincus Ventures, L.P. ("Warburg")and Franklin Capital Associates III L.P. ("Franklin" and collectively with Warburg the "Investors") for the Investors' purchase of $40 million of the Convertible Exchangeable Subordinated Notes of the Company (the "Coventry Convertible Notes"), together with warrants to purchase 2.35 million shares of the Company's common stock, for $42.4 million. On May 9, 1997, the Investors purchased $26.8 million of the Coventry Convertible Notes and 1.6 million warrants for an aggregate purchase price of $28.4 million. Following approval from certain state insurance regulators, the remaining investment by Warburg of approximately $13.9 million ($13.2 million of the Coventry Convertible Notes and 0.75 million warrants) was completed on June 30, 1997. The Coventry Convertible Notes will be exchangeable at the Company's or Warburg's option for shares of Series A Convertible Preferred Stock ("Preferred Stock"). The authorization of 6,000,000 shares of Preferred Stock was approved by the Company's shareholders at the 1997 shareholders' meeting.

         The Coventry Convertible Notes accrue interest at 8.3% payable in interest notes semiannually in arrears for the first two years and at 5.0% payable in cash or in interest notes semiannually in arrears, thereafter. The interest notes accrue interest from the point of issuance under the same terms and conditions as the Coventry Convertible Notes. The Coventry Convertible Notes and interest notes are subordinate to the Company's Credit Facility described in
Note I. Subject to repayment of the Company's Credit Facility, the Coventry Convertible Notes are required to be repaid in an amount equal to 33%, 50% and 100%, respectively, of the aggregate principal amount outstanding as of the fifth, sixth and seventh anniversaries of the respective Coventry Convertible Note's issuance date. The Coventry Convertible Notes may be prepaid at the option of the Company after the third anniversary date of issuance if the market price of the Company's common stock exceeds certain targets.

         The Coventry Convertible Notes and interest notes are exchangeable for Preferred Stock at a $10 per share conversion rate. The Preferred Stock accrues dividends at 8.3% until May 29, 1999. Dividends are payable in additional shares of Preferred Stock. The Preferred Stock may be called and is required to be repaid with the same repayment terms as the Coventry Convertible Notes. The Preferred Stock is convertible into common stock on a share for share basis.

         The Coventry Convertible Notes and interest notes are convertible into common stock at a $10 per share conversion rate.


I. NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt consists of the following (in thousands):


                                                       December 31,
                                                   1997            1996
                                               --------------------------
Borrowings under the Credit Facility             $42,824        $ 90,000
Notes payable to U.S. DHHS                         1,173           1,762
Other notes payable                                  445           1,997
                                               --------------------------
                                                  44,442          93,759
Less current portion of long-term debt              (765)        (36,468)
                                               --------------------------
Total long-term debt                             $43,677        $ 57,291
                                               ==========================

         On December 29, 1997, the Company entered into a credit agreement with a group of banks (the "Credit Facility"). The Credit Facility refinanced the previous agreement and totaled $42.8 million. The Credit Facility bears interest at LIBOR plus 1.75% (7.69% at December 31, 1997) and the entire outstanding balance is due on March 31, 1999.

         The Credit Facility requires the Company to apply 50% of the net cash proceeds of sales of the Company's equity securities to reduce the Credit Facility, prohibits the sale of any substantial subsidiary and restricts the Company's ability to declare and pay cash dividends on its common stock.

         The Credit Facility contains covenants relating to net worth, maintenance of statutory capital requirements, fixed charges coverage and the creation or assumption of debt or liens on the assets of the Company, among other restrictions. The Credit Facility is collateralized by substantially all of the assets of the Company. The Company is in compliance with all Credit Facility covenants.

         Notes payable to the U. S. Department of Health and Human Services ("U.S. DHHS") represents obligations which were assumed in the acquisition of HAPA. Under the terms of the notes, principal is payable in various annual installments through June 30, 2000 with interest payable semi-annually at rates ranging from 7.75% to 9.125%. The notes are secured by certain assets of the Company.

         The fair value of the Company's long-term borrowings is based on quoted market rates. The carrying amount of the Company's borrowings approximates fair value.

         Maturities of long-term debt during each of the ensuing five years ending December 31 and thereafter are as follows (in thousands):



                           Year                      Amount
                           ----                      ------
                           1998                     $   765
                           1999                      43,261
                           2000                         416
                        Thereafter                        -
                                                    -------
                                                    $44,442
                                                    =======


J. STOCK OPTIONS, WARRANTS AND EMPLOYEE STOCK PURCHASE PLAN

         As of December 31, 1997, the Company had six stock option plans for issuance of common stock to key employees, including physicians and directors. Under these plans, the exercise provisions and prices of the options are established on an individual basis with the exercise price of the options generally being equal to 100% of the market value of the underlying stock at the date of grant. Options generally become exercisable after one year in 20-25% increments per year and expire ten years from the date of grant. The plans provide for incentive or nonqualified stock options to be issued at the discretion of the Board of Directors.

         At various dates in 1996, the Company repriced, canceled and reissued approximately 1.3 million shares under option. The options canceled were at prices ranging from a high of $25.00 to a low of $15.63. The shares were reissued at market on the date of reissue and the prices ranged from a high of $18.13 to a low of $12.75.

         During 1997, the Company adopted the 1997 Stock Incentive Plan (the "1997 Plan"). Under the 1997 Plan, the Company may grant options and other rights with respect to the Company's common stock to officers, other key employees, consultants and outside directors of the Company. A total of 1,600,000 shares of common stock was reserved for this issuance.

         With the merger of SHS in December 1994, the Company assumed SHS's incentive stock option plan. The Company issued options for 146,030 shares of common stock in exchange for 42,500 options to acquire shares of SHS common stock granted under SHS's incentive stock option plan. These options were exercisable upon the completion of the merger with SHS and expire in 2003.

         With the merger of HCUSA in July 1995, the Company exchanged 2,849,691 shares of the Company's common stock for all of HCUSA's common stock, preferred stock and stock options.

         In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123 establishes new financial accounting and reporting standards for stock-based compensation plans. As allowed, the Company has adopted only the disclosure requirements of SFAS 123. As a result, no compensation cost has been recorded for the Company's stock option plans.

         The Company follows APB No. 25, under which no compensation cost has been recognized in connection with stock option grants. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                 1997             1996         1995
                                                -------         --------      ------
     Net income (loss):    As Reported          $11,903         $(61,287)     $   18
                           Pro Forma              8,790          (63,949)       (786)
     EPS, basic
     and diluted:          As Reported          $  0.36          $ (1.87)     $  -
                           Pro Forma               0.26            (1.95)      (0.02)

         Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

         Transactions with respect to the plans for the three years ended December 31, 1997 were as follows (shares in thousands):

                                                 1997                          1996               1995
-----------------------------------------------------------------------------------------------------------------
                                                                                  Weighted              Weighted
                                                        Weighted                  Average               Average
                                                        Average                   Exercise              Exercise
                                          Shares    Exercise Price    Shares       Price     Shares      Price
-----------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year           2,858         $13          2,381        $14       2,276        $12
Granted                                    1,584         $15          2,898        $13         714        $16
Exercised                                   (166)        $12           (621)       $ 6        (407)       $ 7
Canceled                                  (1,015)        $14         (1,800)       $17        (202)       $17
-----------------------------------------------------------------------------------------------------------------
Outstanding at end of year                 3,261         $13          2,858        $13       2,381        $14
-----------------------------------------------------------------------------------------------------------------
Exercisable at end of year                   819         $13            708        $15       1,053        $11
-----------------------------------------------------------------------------------------------------------------

         The following table summarizes information about stock options outstanding at December 31, 1997 (shares in thousands):



                                Options Outstanding                            Options Exercisable
-------------------------------------------------------------------------------------------------------
                                      Weighted
                                      Average             Weighted                            Weighted
   Range of           Number         Remaining            Average               Number        Average
   Exercise        Outstanding      Contractual           Exercise            Exercisable     Exercise
    Prices         at 12/31/97          Life               Prices             at 12/31/97       Price
------------------------------------------------------------------------------------------------------

  $ 3  -  $ 9           163            7.1                  $ 7                   63            $ 7
  $ 9  -  $11           664            8.8                  $11                  194            $11
  $11  -  $13         1,063            8.0                  $12                  320            $12
  $13  -  $16           826            9.4                  $16                   42            $16
  $16  -  $18           331            9.7                  $17                    1            $17
  $18  -  $25           214            7.2                  $19                  199            $19
                   ---------------------------------------------              ------------------------

  $ 3  -  $25         3,261            8.6                  $13                  819            $13
                   ==============================================             ========================

         The fair value of the stock options included in the pro forma amounts shown above was estimated as of the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                        1997             1996           1995
     -----------------------------------------------------------------------

     Dividend yield                       0%               0%             0%

     Expected volatility                 64%              56%            74%

     Risk-free interest rate              6%               6%             6%

     Expected life                   5 years          5 years        6 years
     -----------------------------------------------------------------------

         The weighted-average grant date fair values for options granted in 1997, 1996 and 1995 were $8.77, $6.61 and $10.09, respectively.

         At December 31, 1997, the Company had outstanding warrants granting holders the right to purchase 100,000 shares of common stock. The 100,000 warrants were issued in July 1995 at a price of $14.125 and expire July 2000. Warrants were issued in December 1993 granting holders the right to purchase 800,000 shares at an exercise price of $21.00. Of the 800,000 shares, 550,300 were exercised before the expiration in December 1995. The remaining 249,700 warrants expired in December 1995. During the first half of 1996, 170,000 warrants were exercised at a price of $6.75.

         On July 7, 1997, the Company finalized the sale of $40 million of Convertible Exchangeable Subordinated Notes of the Company, together with warrants to purchase 2.35 million shares at $10.625 per share of Coventry Common Stock. The warrants were valued at $1.00 each by Coventry and the purchaser and expire in seven years from purchase date. The Company has the right to force the exercise of these warrants after three years if the market price of the Company's common stock meets certain targets.

         As of December 31, 1997, the Company had reserved an aggregate of approximately 7.2 million common shares for options and warrants, approximately
1.4 million of which are available for future grants.

         The Company implemented an Employee Stock Purchase Plan in 1994 which allows substantially all employees who meet length of service requirements to set aside a portion of their salary for the purchase of Company stock. At the end of each plan year, the Company will issue the stock to participating employees at an issue price equal to 85% of the lower of the stock price at the end of the plan year or the average stock price, as defined. The Company has reserved 1.0 million shares of stock for this plan and has issued 7,144, 19,465 and 13,267 shares in 1997, 1996 and 1995, respectively, under this plan.

K. REINSURANCE

         The Company has reinsurance agreements, through its subsidiary CHLIC, with a major insurance company for portions of the risk it has underwritten through its products. These reinsurance agreements do not release the Company of its primary obligations to its membership. In 1997, commercial HMO risk was reinsured to $500,000 per member per year in excess of a maximum loss retention of $500,000 per member per year and 20% coinsurance, subject to certain limits on hospital costs per patient-day. PPO risk was reinsured to

 $850,000 per member per year in excess of maximum loss retention of $150,000 per member per year and 20% coinsurance. Medicaid in Florida and Pennsylvania was reinsured to $950,000 per member per year in excess of a maximum loss retention of $50,000 per member per year and 20% coinsurance.

         Medicaid risk in Missouri was reinsured through the state of Missouri mandated program with retention of $50,000 per member per year and 20% coinsurance. Medicare risk was reinsured $850,000 per member per year in excess of a maximum loss retention of $150,000 per member per year and 20% coinsurance.

         Reinsurance premiums for the years ended December 31, 1997, 1996 and 1995, were approximately $0.7 million, $1.8 million and $2.8 million, respectively. Reinsurance recoveries for the same periods were approximately $0.4 million, $1.5 million and $0.9 million.

L. COMMITMENTS

         The Company operates primarily in leased facilities with original lease terms of up to five years with options for renewal. The Company also leases computer equipment with lease terms of approximately three years. Leases that expire generally are expected to be renewed or replaced by other leases.

         The minimum rental commitments payable by the Company during each of the next five years ending December 31 and thereafter for noncancellable operating leases are as follows (in thousands):


                          Year                           Amount
                          ----                           ------
                          1998                          $  6,212
                          1999                             3,327
                          2000                             2,411
                          2001                             1,951
                          2002                             1,345
                       Thereafter                            115
                                                        --------
                                                        $ 15,361
                                                        ========


         Total rent expense was approximately $8.3 million, $11.7 million and $10.5 million for the years ended December 31, 1997, 1996 and 1995, respectively.

M. CONCENTRATIONS OF CREDIT RISK

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

         As discussed in Note E to consolidated financial statements, the Company entered into long-term global capitation arrangements with two integrated provider organizations. To the extent that the Company becomes a party to global capitation agreements with a single provider organization serving substantial membership, the Company becomes exposed to credit risk with respect to such organizations. Coventry may utilize the following to manage such risk: 1) contract with providers with significant net worth and cash reserves;
2) require letters of credit or cash to be reserved for claims payment and 3) monitor the providers' financial condition in regard to the Coventry membership.

         As of December 31, 1997, the western Pennsylvania, central Pennsylvania, St. Louis, Richmond and HCUSA subsidiaries comprised 28%, 21%, 18%, 2% and 31% of accounts receivable, respectively. The Company's largest employer group, the U.S. Office of Personnel Management, accounted for approximately 4% of the Company's managed care premiums in 1997 and approximately 2% of the accounts receivable at December 31, 1997. The Company has been notified by the OPM that premium audits will occur in 1998 for both the Pennsylvania operations (years 1993 through 1997) and St. Louis operations (years 1993 through 1997). See Note A for additional information on accounting policies.

         The Company believes the allowance for doubtful collections adequately provides for estimated losses as of December 31, 1997. The Company has a risk of incurring loss if such allowances are not adequate.

         As discussed in Note K to consolidated financial statements, the Company has reinsurance agreements with a major insurance company. The Company monitors the insurance company's financial ratings to determine compliance with standards set by state law and requirements of the Credit Facility. The Company has a credit risk associated with these reinsurance agreements to the extent the insurance company is unable to pay valid reinsurance claims of the Company.

N. BENEFIT PLANS

         On July 1, 1994, the Company adopted an employee retirement plan qualifying under IRC Section 401(k), the Coventry Corporation Retirement Savings Plan (the "Plan"), which covers substantially all employees of the Company and its subsidiaries who meet certain requirements as to age and length of service and who elect to participate in the Plan. Similar retirement savings plans offered by (1) both HAPA and GHP and (2) both CHMC and HCUSA were merged into the Plan effective July 1, 1994 and January 1, 1996, respectively. Under the Plan, employees may defer up to 15% of their compensation, limited by the maximum compensation deferral amount permitted by applicable law. The Company makes matching contributions equal to 100% of the employee's contribution on the first 3% of the employee's compensation deferral and equal to 50% of the employee's contribution on the second 3% of the employee's compensation deferral. Prior to 1998, employees vest in the Company's matching contributions in 20% increments annually over a period of 5 years, based on length of service with the Company and/or its subsidiaries. Effective January 1, 1998, employees vest in the Company's matching contributions ratably over two years, based on length of service. All costs of the Plan are funded by the Company as they are incurred.

         Effective January 1, 1998, under the Plan, employees may defer up to 15% of their compensation, limited by the maximum compensation deferral amount permitted by applicable law. The Company will make matching contributions of the Company's common stock equal to 100% of the employee's contribution on the first 3% of the employee's compensation deferral and equal to 50% of the employee's contribution on the second 3% of the employee's compensation deferral. Employees will vest in the Company's matching contributions in 50% increments annually over a period of 2 years, based on length of service with the Company and/or its subsidiaries. All costs of the Plan are funded by the Company as they are incurred.

         On July 1, 1994, the Company adopted a supplemental executive retirement plan (the "SERP"), which covers employees of the Company and its subsidiaries who (1) meet certain requirements as to age and management responsibilities and/or salary, (2) are designated as being eligible to participate in the SERP by the Compensation and Benefits Committee of the Board of Directors of the Company, and (3) elect to participate in the SERP and the Plan. A similar supplemental executive retirement plan offered by HAPA was merged into the SERP effective July 1, 1994. Under the SERP, employees may defer up to 15% of their base salary, and up to 100% of any bonus awarded, over and beyond the compensation deferral limits of the Plan. The Company makes matching contributions equal to 100% of the employee's contribution on the first 3% of the employee's compensation deferral and 50% of the employee's contribution on the second 3% of the employee's compensation deferral. Employees vest in the Company's matching contributions in 20% increments annually over a period of 5 years, based on length of service with the Company and/or its subsidiaries. All costs of the SERP are funded by the Company as they are incurred.

         The cost, principally employer matching contributions, of the benefit plans charged to operations for the years 1997, 1996 and 1995 was approximately $1.8 million, $2.4 million and $3.1 million, respectively.


O. STATUTORY INFORMATION

         The Company's HMO subsidiaries are required by the respective domicile states to maintain minimum statutory capital and surplus in the aggregate of approximately $13.8 million at December 31, 1997. Combined statutory capital and surplus of the Company's HMOs was approximately $42.6 million. The states in which the Company's HMOs operate require the HMOs to maintain deposits with the Department of Insurance. At December 31, 1997, these deposits totaled $2.9 million and are included as other long-term assets in the consolidated balance sheets.

         CHLIC is required to maintain minimum statutory capital and surplus of approximately $1.4 million. Statutory capital and surplus of CHLIC as of

December 31, 1997 was approximately $25.5 million. Statutory deposits for CHLIC as of December 31, 1997 totaled approximately $3.6 million.

P. OTHER INCOME

         Other income for the years ended December 31, 1997, 1996, and 1995 includes investment income of approximately $10.8 million, $8.4 million and $7.4 million, respectively. As described in Note E, other income includes $15.0 million in 1997 from the sale of medical offices. Additionally, in the fourth quarter of 1996, other income includes a non-recurring gain of approximately $4.9 million as a result of the sale of Champion Dental Service, Inc. for $5.5 million cash.

Q. EARNINGS PER SHARE

         Basic EPS is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share assumes the conversion of convertible notes and the exercise of all options and warrants using the treasury stock method. Net income is increased for interest expense on the convertible notes.

         The following table summarizes the earnings and the average number of common shares used in the calculation of basic and diluted earnings per share (in thousands, except for per share amounts):

                                                          1997
                                  ---------------------------------------------------
                                         Income        Shares
                                       (Numerator)   (Denominator)  Per Share Amount
                                  ---------------------------------------------------
Net Income                             $ 11,903
                                  -------------
Basic EPS                              $ 11,903        33,117             $ 0.36

Effect of Dilutive Securities
   Options and warrants                    -              758
   Convertible notes                        427           375
                                  ---------------------------------------------------

Diluted EPS                            $ 12,330        34,250             $ 0.36
                                  ===================================================
                                                         1996
                                  ---------------------------------------------------
                                         Income         Shares
                                      (Numerator)    (Denominator)  Per Share Amount
                                  ---------------------------------------------------
Net Income                             $(61,287)
                                  --------------
Basic EPS                              $(61,287)       32,815             $(1.87)

Effect of Dilutive Securities
   Options and warrants                    -               15
                                  ---------------------------------------------------

Diluted EPS                            $(61,287)       32,830             $(1.87)
                                  ===================================================
                                                        1995
                                  ---------------------------------------------------
                                        Income          Shares
                                     (Numerator)     (Denominator)   Per Share Amount
                                  ---------------------------------------------------
Net Income                             $    18
                                  -------------
Basic EPS                              $    18         31,526             $ 0.00

Effect of Dilutive Securities
   Options and warrants                    -              624
                                    -------------------------------------------------

Diluted EPS                            $    18         32,150             $ 0.00
                                    =================================================

R. SUPPLEMENTAL DISCLOSURES OF CASH FLOW

         Cash paid (received) during the periods for interest and income taxes is as follows (in thousands):

                                              Year ended December 31,
---------------------------------------------------------------------------------
                                 1997                 1996                 1995
---------------------------------------------------------------------------------
Interest                      $  7,572              $ 5,862             $  4,517
Income taxes (refunds)        $ (4,456)             $ 1,309             $ 16,410

S. LEGAL PROCEEDINGS

         In the normal course of business, the Company has been named as defendant in various legal actions seeking payments for claims denied by the Company, medical malpractice, and other monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through December 31, 1997 may result in the assertion of additional claims. With respect to medical malpractice, the Company carries professional malpractice and general liability insurance for each of its operations on a claims made basis with varying deductibles for which the Company maintains reserves. In the opinion of management, the outcome of these actions will not have a material adverse effect on the financial position or results of operations of the Company.

T. SUBSEQUENT EVENT

         A Capital Contribution and Merger Agreement (the "Combination Agreement") has been entered into effective as of November 3, 1997 by and among the Company, Principal Mutual Life Insurance Company, an Iowa mutual insurance company ("Principal Mutual"), Principal Holding Company, an Iowa corporation and wholly-owned subsidiary of Principal Mutual ("Holding"), Principal Health Care, Inc., an Iowa corporation and wholly-owned subsidiary of Holding ("PHC") and Coventry Health Care, Inc., a newly-formed Delaware corporation ("Coventry Health Care"). PHC is a managed healthcare company, and the contributed operations had approximately $802 million in 1997 revenues and 633,000 HMO members in 18 markets throughout the Midwest and Southeastern United States.

         Pursuant to the Combination Agreement, the Company will merge with a wholly-owned subsidiary of Coventry Health Care (the "Merger") and PHC will effect a capital contribution (the "Capital Contribution") to Coventry Health Care by assigning it all of PHC's assets except for specified excluded assets and by Coventry Health Care's assuming PHC's liabilities except for specified excluded liabilities. Under the Merger, the Company will become a wholly-owned subsidiary of Coventry Health Care, which will issue to the Company's shareholders approximately 33 million shares of its common stock, representing approximately 60% of Coventry Health Care's outstanding voting securities. Under the Capital Contribution, Coventry Health Care will issue to PHC approximately 26 million shares of its common stock, equal to approximately 40% of Coventry Health Care's outstanding voting securities. The transaction will be accounted for as a purchase of the PHC assets and liabilities by Coventry Health Care, as the successor to the Company.

         In addition, Coventry Health Care will enter into an agreement to manage certain of Principal Mutual's indemnity health insurance policies in the Coventry Health Care markets. The management fee will be 3.3% of premium and will expire December 31, 1999, at which time Coventry Health Care has agreed that it will either reinsure or renew the business on the books of its subsidiary, Coventry Health and Life Insurance Company. The indemnity premiums for this book of business are estimated to be approximately $550 million for 1997. Coventry Health Care will also enter into a number of other agreements to provide marketing and other services through December 1999 to Principal Mutual, for which Coventry Health Care will be compensated. Mutual will receive a warrant that gives Principal Mutual the right to purchase from Coventry Health Care that number of shares of Coventry Health Care's Common Stock as shall equal 66 2/3% of the total number of shares of Coventry Health Care's common stock as shall actually be issued by Coventry Health Care upon the exercise or conversion of Company stock options, Company warrants and PHC options outstanding as of the closing date.

         The transaction is subject to various conditions, including the approval of various state regulatory agencies and approval of the Company's shareholders and banks. The transaction is currently expected to be completed by the end of the first quarter or early in the second quarter of 1998. When the transaction is completed, Principal Mutual will have the right to nominate six directors on Coventry Health Care's 15-person Board of Directors. Principal Mutual will enter into a shareholders' agreement containing standstill provisions and limitations on Principal Mutual's voting rights in certain circumstances.

U. QUARTERLY FINANCIAL DATA (unaudited)

The following is a summary of unaudited quarterly results of operations (in thousands, except per share data) for the years ended December 31, 1997 and 1996.


                                                                       Quarter Ended

                                          March 31,            June 30,           September 30,           December 31,
                                          1997 (1)             1997 (2)             1997 (3)                  1997
                                      ---------------------------------------------------------------------------------
Operating revenues                        $299,345             $301,081             $306,694               $321,231
Operating earnings (loss)                 $ (8,021)            $  1,997             $  5,976               $  5,787
Net earnings (loss)                       $   (851)            $  6,590             $  2,658               $  3,506
Net earnings (loss) per share - basic
  and diluted                             $  (0.03)            $   0.20             $   0.08               $   0.11

                                                                       Quarter Ended

                                         March 31,             June 30,           September 30,           December 31,
                                          1996(4)              1996(5)                1996                  1996(6)
                                      ---------------------------------------------------------------------------------
Operating revenues                       $236,937              $257,737             $272,903               $289,552
Operating earnings (loss)                $ (2,772)             $(14,346)            $    143               $(74,371)
Net earnings (loss)                      $   (968)             $ (8,528)            $    348               $(52,139)
Net earnings (loss) per share - basic
  and diluted                            $  (0.03)             $  (0.26)            $   0.01               $  (1.58)


(1) Effective March 31, 1997, the Company completed its sale of the medical offices associated with HealthAmerica Pennsylvania, Inc., its health plan in Pittsburgh, Pennsylvania, to a major health care provider organization. The sale price was $20 million and the transaction resulted in a pretax gain of approximately $6.0 million.

(2) Effective May 1, 1997, the Company completed its sale of the medical offices associated with Group Health Plan, its health plan in St. Louis, Missouri, to a major health care provider organization. The sale price was $26.9 million and the transaction resulted in a pretax gain of approximately $9.6 million.

(3) In August, 1997, the Company entered into an agreement to sell the medical offices associated with HealthAmerica, it health plan in Harrisburg, Pennsylvania. The sale price was $2.1 million and the transaction resulted in a pretax loss of $0.2 million. Also in the third quarter, the Company sold its two remaining medical offices in Pittsburgh, Pennsylvania for $0.3 million in cash and recorded a pretax loss of $0.4 million.

(4) The first quarter 1996 operating results were affected by termination and related costs to streamline the Company's administrative process and reduce staffing in health centers, primarily in the Pennsylvania and St. Louis plans for total adjustments of $5.2 million.

(5) The second quarter 1996 operating results were affected by the establishment of reserves relating to multi-year contracts with certain employer groups, primarily in the St. Louis market. The Company expects to utilize these reserves over the remaining lives of the contracts and then either discontinue the contracts or significantly change the terms and conditions of the contracts with these parties. The establishment of these reserves resulted in total adjustments of $8.2 million.

(6) The fourth quarter 1996 operating results were affected by the increase of reserves related to accounts receivable ($3.6 million), long-term contracts ($1.6 million), medical claims ($25.6 million), termination costs ($2.1 million), write-offs of goodwill ($21.0 million), certain capitalized expenses ($6.7 million) and other premium and sales taxes, advertising, legal and other expenses ($6.0 million).

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                    PART III

Pursuant to General Instruction G of Form 10-K, the Registrant will file the information required by Part III on or before April 30, 1998 by an amendment to this Form 10-K.

PART IV
Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. FINANCIAL STATEMENTS


                                                                           Form 10-K
                                                                             Pages
                                                                           ---------
        Report of Independent Public Accountants                               27

        Consolidated Balance Sheets, December 31, 1997 and 1996                28

        Consolidated Statements of Operations for the Years Ended
        December 31, 1997, 1996 and 1995                                       29

        Consolidated Statements of  Stockholders' Equity for the Years
        Ended December 31, 1997, 1996 and 1995                                 30

        Consolidated Statements of Cash Flows for the Years Ended
        December 31, 1997, 1996 and 1995                                       31

        Notes to Consolidated Financial Statements, December 31,
        1997, 1996, and 1995                                                 32 - 46

     2. Financial statement schedules
        Report of Independent Public Accountants                               S-1

        Schedule II - Valuation and Qualifying Accounts                        S-2

     3. Exhibits required to be filed by Item 601 of Regulation S-K.


Exhibit
No.            Description of Exhibit

2.1            Capital Contribution and Merger Agreement dated as of November 3,
               1997 ("Combination Agreement") by and among Coventry Corporation,
               Coventry Health Care, Inc., Principal Mutual Life Insurance
               Company, Principal Holding Company and Principal Health Care,
               Inc. (Incorporated by reference to Exhibit 2.1 to Form S-4,
               Registration Statement No. 333-45821, of Coventry Health Care,
               Inc.).

2.2            Agreement and Plan of Merger by and among Coventry Corporation,
               Coventry Health Care, Inc. and Coventry Merger Corporation
               (Incorporated by reference to Exhibit 2.2 to Form S-4,
               Registration Statement No. 333-45821 of Coventry Health Care,
               Inc.).

2.3            Agreement and Plan of Merger dated April 14, 1997 between
               Coventry Corporation, a Tennessee corporation and Coventry
               Corporation, a Delaware corporation.

3.1            Charter of Coventry Corporation (Incorporated by reference to
               Exhibit 3(i) to the Coventry Corporation Current Report on Form
               8-K dated April 14, 1997).

3.2            Articles of Amendment to Charter of Coventry Corporation dated
               August 28, 1997.

3.3            Bylaws of Coventry Corporation (Incorporated by reference to
               Exhibit 3(ii) to Coventry Corporation Current Report on Form 8-K filed April 14, 1997).

4.1            Specimen Common Stock Certificate (Incorporated by reference to
               Exhibit 4.1 to Form 10-K for the year ended December 31, 1995).

4.2            Rights Agreement dated February 7, 1996 between Coventry
               Corporation and Chemical Mellon Shareholder Services, L.L.C.
               (Incorporated by reference to Exhibit 4 to Coventry Corporation
               Form 8-K dated February 7, 1996).

4.3 First Amendment to Rights Agreement, dated May 7, 1997 by and between Coventry Corporation and Chase Mellon Shareholder
               Services, LLC. (Incorporated by reference to Exhibit 11, Coventry
               Corporation Form 8-K dated May 7, 1997).

4.4            Amended and Restated Securities Purchase Agreement dated as of
               April 2, 1997, by and among Coventry Corporation, Warburg, Pincus
               Ventures, L.P. and Franklin Capital Associates III, L.P., together with Exhibit A (Form of Convertible Note), Exhibit B
               (Form of warrant) and Exhibit C (Form of Certificate of Designation of Series A Preferred Stock) (Incorporated by reference to Exhibit 10 to Coventry Corporation Form 8-K dated
               May 7, 1997).

4.5            Amended Form of Convertible Note.

4.6            Consent of Warburg, Pincus Ventures, L.P. dated November 3, 1997.

10.1           Form of warrant to be issued to Principal Mutual Life Insurance
               Company pursuant to the Combination Agreement (Incorporated by reference to Exhibit 10.1 to Form S-4, Registration Statement No.
               333-45821 of Coventry Health Care, Inc.).

10.2 Form of Coinsurance Agreement to be executed pursuant to the Combination Agreement (Incorporated by reference to Exhibit 10.2 to Form S-4, Registration Statement No. 333-45821 of Coventry
               Health Care, Inc.).

10.3 Form of Renewal Rights Agreement to be executed pursuant to the Combination Agreement (Incorporated by reference to Exhibit 10.3 to Form S-4, Registration Statement No. 333-45821 of Coventry
               Health Care, Inc.).

10.4 Form of Transition Agreement to be executed pursuant to the Combination Agreement (Incorporated by reference to Exhibit 10.4 to


               Form S-4, Registration Statement No. 333-45821 of Coventry
               Health Care, Inc.).

10.5 Form of Management Services Agreement to be executed pursuant to the Combination Agreement (Incorporated by reference to Exhibit 10.5 to Form S-4, Registration Statement No. 333-45821 of
               Coventry Health Care, Inc.).

10.6 Form of Shareholders Agreement to be executed pursuant to the Combination Agreement (Incorporated by reference to Exhibit 10.6 to Form S-4, Registration Statement No. 333-45821 of Coventry
               Health Care, Inc.).

10.7 Form of Tax Benefit Restitution Agreement to be executed pursuant to the Combination Agreement (Incorporated by reference to Exhibit 10.7 to Form S-4, Registration Statement No. 333-45821 of
               Coventry Health Care, Inc.).

10.8 Form of License Agreement to be executed pursuant to the Combination Agreement (Incorporated by reference to Exhibit 10.8 to Form S-4, Registration Statement No. 333-45821 of Coventry
               Health Care, Inc.).

10.9 Form of Marketing Service Agreement to be executed pursuant to the Combination Agreement (Incorporated by reference to Exhibit
               10.9 to Form S-4, Registration Statement No. 333-45821 of
               Coventry Health Care, Inc.).

10.10          Employment Agreement dated September 16, 1996 executed by Allen
               F. Wise (Incorporated by reference to Exhibit 10 (iv) to Coventry
               Corporation's Form 10-K for the fiscal year ended December 31, 1996 filed March 31, 1997)

10.11          Employment Agreement dated December 30, 1996 executed by Dale B.
               Wolf (Incorporated by reference to Exhibit 10 (v) to Coventry
               Corporation's Form 10-K for the fiscal year ended December 31, 1996 filed March 31, 1997).

10.12          Form of Company's Agreement (for Key Senior Executives) dated
               September 12, 1995 (executed by Richard H. Jones) (Incorporated by reference to Exhibit (xxviii) to Form 10-Q, Quarterly Report, for the quarter ended September 30, 1995).

10.13          Second Amended and Restated 1987 Statutory-Nonstatutory Stock
               Option Plan (Incorporated by reference to Exhibit 10.8.1 attached to Annual Report on Coventry Corporation's Form 10-K for fiscal year ended December 31, 1993).

10.14 Third Amended and Restated 1989 Stock Option Plan (Incorporated by reference to Exhibit 10.8.2 attached to Coventry Corporation's
               Annual Report on Form 10-K for fiscal year ended December 31,
               1993).

10.15          1993 Outside Directors Stock Option Plan (as amended) (See Exhibit
               10.8.3 attached to the Coventry Corporation's Annual Report on
               Form 10-K for the year ended December 31, 1995).

10.16 1993 Stock Option Plan (as amended) (See Exhibit 10.8.4 attached to the Coventry Corporation's Annual Report on Form 10-K for the year ended December 31, 1995).

10.17          Coventry Corporation 1997 Stock Incentive Plan, as amended.

10.18          Coventry Corporation Supplemental Executive Retirement Plan
               ("SERP") effective July 1, 1994 (Incorporated by reference to
               Exhibit 4.2 to Coventry Corporation's Form S-8, Registration
               Statement No. 33-81358).

10.19          First Amendment to SERP dated December 31, 1996.

10.20          Second Amendment to SERP dated July 15, 1997.



10.21          Southern Health Management Corporation 1993 Stock Option Plan
               (Incorporated by reference to Exhibit 10.8.5 to Coventry
               Corporation's Annual Report on Form 10-K for the year ended
               December 31, 1995).

10.22          Employment Agreement dated October 14, 1996 executed by Joe
               Carroll (Incorporated by reference to Exhibit 10 (xxii) to
               Coventry Corporation's Form 10-K for the fiscal year ended
               December 31, 1996 filed March 31, 1997).

10.23          Employment Agreement dated November 11, 1996 executed by
               Richard H. Jones (Incorporated by reference to Exhibit 10 (xxiv) to Coventry Corporation's Form 10-K for the fiscal year ended
               December 31, 1996 filed March 31, 1997).

10.24          Employment Agreement dated January 24, 1997 executed by
               Robert A. Mayer (Incorporated by reference to Exhibit 10 (xxvii) to Coventry Corporation's Form 10-K for the fiscal year ended
               December 31, 1996 filed March 31, 1997).

10.25          Risk Sharing Agreement dated as of March 31, 1997 by and among
               Health America Pennsylvania Inc., Coventry Corporation and
               Allegheny Health, Education and Research Foundation.
               (Incorporated by reference to Exhibit 10.1 to Coventry
               Corporation's Form 8-K/A dated March 12, 1998)*

10.26 First Amendment to Risk Sharing Agreement, dated June 11, 1997, by and between Coventry Corporation and Allegheny Health, Education & Research Foundation. (Incorporated by reference to
               Exhibit 10.2 to Coventry Corporation's Form 8-K/A dated March 12,
               1998)*

10.27 Second Amendment to Risk Sharing Agreement, dated June 30, 1997, by and between Coventry Corporation and Allegheny Health, Education & Research Foundation. (Incorporated by reference to
               Exhibit 10.3 to Coventry Corporation's Form 8-K/A dated March 12,
               1998)*

10.28 Third Amendment to Risk Sharing Agreement, dated August 25, 1997, by and between Coventry Corporation and Allegheny Health, Education & Research Foundation.

10.29          Global Capitation Agreement, dated March 12, 1997, by and among
               Group Health Plan, Inc., HealthCare USA of Missouri, LLC and BJC
               Health Systems. (Incorporated by reference to Exhibit 10.5 to
               Coventry Corporation's Form 8-K/A dated March 12, 1998)*

10.30          Credit Agreement dated as of December 29, 1997 among the Company,
               Morgan Guaranty Trust Company of New York, NationsBank, N.A. and
               Morgan Guaranty Trust Company of New York as agent ($42,823,577
               Credit Facility) (Incorporated by reference to Exhibit 10 of
               Coventry Corporation's Current Report on Form 8-K dated January
               8, 1998).

11.1           Computation of Net Earnings Per Common and Common Equivalent Share

21.1           Subsidiaries of the Registrant

23.1           Consent of Arthur Andersen LLP (See Exhibit 23 attached to this
               Report)

27             Financial Data Schedule (for SEC use only)

* Portions of this exhibit have been omitted and have been accorded confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.



    (b) Reports on Form 8-K


        Registrant filed on November 11, 1997, a Current Report on
        Form 8-K dated as of November 8, 1997 reporting under Item 5 that it had entered into a Capital Contribution and Share
        Exchange Agreement dated as of November 3, 1997 with Coventry Health Care, PHC, Principal Holding Company and Principal Mutual.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVENTRY CORPORATION

By:   /s/ Allen F. Wise         President, Chief Executive Officer and Director
      ------------------------
      Allen F. Wise


By:   /s/ Dale B. Wolf          Senior Vice President, Chief Financial Officer,
      ------------------------     Treasurer and Principal Accounting Officer
      Dale B. Wolf


Dated: March 24, 1998



         Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       SIGNATURE                    TITLE (PRINCIPAL FUNCTION)            DATE
       ---------                    --------------------------            ----
/s/ John H. Austin, M.D., M.P.H.      Chairman of the Board and      March 24, 1998
--------------------------------      Director
John H. Austin, M.D., M.P.H.

/s/ Allen F. Wise                   President, Chief Executive       March 24, 1998
--------------------------------      Officer and Director
Allen F. Wise

/s/ Dale B. Wolf                    Senior Vice President, Chief     March 24, 1998
--------------------------------      Financial Officer, Treasurer
Dale B. Wolf                          and Principal Accounting
                                      Officer

/s/ Lawrence N. Kugelman            Director                         March 24, 1998
--------------------------------
Lawrence N. Kugelman

/s/ Laurence DeFrance               Director                         March 24, 1998
--------------------------------
Laurence DeFrance

/s/ Emerson D. Farley, Jr., M.D.    Director                         March 24, 1998
--------------------------------
Emerson D. Farley, Jr., M.D.

/s/ Richard H. Jones                Director                         March 24, 1998
--------------------------------
Richard H. Jones

/s/ Phillip N. Bredesen             Director                         March 24, 1998
--------------------------------
Phillip N. Bredesen

/s/ Patrick T. Hackett              Director                         March 24, 1998
--------------------------------
Patrick T. Hackett

                                    Director
--------------------------------
Rodman W. Moorhead, III


                               ARTHUR ANDERSEN LLP
                              Nashville, Tennessee

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Coventry Corporation:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Coventry Corporation and subsidiaries for the three years ended December 31, 1997 included in this Form 10-K and have issued our report thereon dated February 23, 1998. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed under Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth herein in relation to the basic consolidated financial statements taken as a whole.


                                                        ARTHUR ANDERSEN LLP

Nashville, Tennessee
February 23, 1998

                                   SCHEDULE II
                      COVENTRY CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                     Balance at    Additions Charged                          Balance
                                    Beginning of      to Costs and      Deductions (Charge   at End of
                                       Period       Expenses (1) (2)     Offs) (1) (2)        Period
                                   --------------------------------------------------------------------
Year ended December 31, 1997:
Allowance for doubtful accounts        $8,000          $2,748              $(3,370)           $7,378

Year ended December 31, 1996:
Allowance for doubtful accounts        $2,700          $8,000              $(2,700)           $8,000

Year ended December 31, 1995:
Allowance for doubtful accounts        $2,200          $3,100              $(2,600)           $2,700

(1) Additions to the allowance for doubtful accounts are included in selling, general and administrative expense. All deductions or charge offs are charged against the allowance for doubtful accounts.

(2) Additions to the allowance for retroactive terminations are included in revenue.

                                INDEX TO EXHIBITS
Reg. S-K
Item 601



Exhibit
No.            Description of Exhibit

2.1            Capital Contribution and Merger Agreement dated as of November 3,
               1997 ("Combination Agreement") by and among Coventry Corporation,
               Coventry Health Care, Inc., Principal Mutual Life Insurance
               Company, Principal Holding Company and Principal Health Care,
               Inc. (Incorporated by reference to Exhibit 2.1 to Form S-4,
               Registration Statement No. 333-45821, of Coventry Health Care,
               Inc.).

2.2            Agreement and Plan of Merger by and among Coventry Corporation,
               Coventry Health Care, Inc. and Coventry Merger Corporation
               (Incorporated by reference to Exhibit 2.2 to Form S-4,
               Registration Statement No. 333-45821 of Coventry Health Care,
               Inc.).

2.3            Agreement and Plan of Merger dated April 14, 1997 between
               Coventry Corporation, a Tennessee corporation and Coventry
               Corporation, a Delaware corporation.

3.1            Charter of Coventry Corporation (Incorporated by reference to
               Exhibit 3(i) to the Coventry Corporation Current Report on Form
               8-K dated April 14, 1997).

3.2            Articles of Amendment to Charter of Coventry Corporation dated
               August 28, 1997.

3.3            Bylaws of Coventry Corporation (Incorporated by reference to
               Exhibit 3(ii) to the Coventry Corporation Current Report on Form
               8-K filed April 14, 1997).

4.1            Specimen Common Stock Certificate (Incorporated by reference to
               Exhibit 4.1 to Form 10-K for the year ended December 31, 1995).

4.2            Rights Agreement dated February 7, 1996 between Coventry
               Corporation and Chemical Mellon Shareholder Services, L.L.C.
               (Incorporated by reference to Exhibit 4 to Coventry Corporation
               Form 8-K dated February 7, 1996).

4.3 First Amendment to Rights Agreement, dated May 7, 1997 by and between Coventry Corporation and Chase Mellon Shareholder Services,
               LLC (Incorporated by reference to Exhibit 11, Coventry
               Corporation Form 8-K dated May 7, 1997)

4.4            Amended and Restated Securities Purchase Agreement dated as of
               April 2, 1997, by and among Coventry Corporation, Warburg, Pincus
               Ventures, L.P. and Franklin Capital Associates III, L.P., together with Exhibit A (Form of Convertible Note), Exhibit B
               (Form of warrant) and Exhibit C (Form of Certificate of Designation of Series A Preferred Stock) (Incorporated by reference to Exhibit 10 to Coventry Corporation Form 8-K dated
               May 7, 1997).

4.5            Amended Form of Convertible Note.

4.6            Consent of Warburg, Pincus Ventures, L.P. dated November 3, 1997.

10.1           Form of warrant to be issued to Principal Mutual Life Insurance
               Company pursuant to the Combination Agreement (Incorporated by reference to Exhibit 10.1 to Form S-4, Registration Statement No.
               333-45821 of Coventry Health Care, Inc.).

10.2 Form of Coinsurance Agreement to be executed pursuant to the Combination Agreement (Incorporated by reference to Exhibit 10.2 to Form S-4, Registration Statement No. 333-45821 of Coventry
               Health Care, Inc.).

10.3 Form of Renewal Rights Agreement to be executed pursuant to the Combination Agreement (Incorporated by reference to Exhibit 10.3 to Form S-4, Registration Statement No. 333-45821 of Coventry
               Health Care, Inc.).

10.4 Form of Transition Agreement to be executed pursuant to the Combination Agreement (Incorporated by reference to Exhibit 10.4 to


               Form S-4, Registration Statement No. 333-45821 of Coventry
               Health Care, Inc.).

10.5 Form of Management Services Agreement to be executed pursuant to the Combination Agreement (Incorporated by reference to Exhibit 10.5 to Form S-4, Registration Statement No. 333-45821 of
               Coventry Health Care, Inc.).

10.6 Form of Shareholders Agreement to be executed pursuant to the Combination Agreement (Incorporated by reference to Exhibit 10.6 to Form S-4, Registration Statement No. 333-45821 of Coventry
               Health Care, Inc.).

10.7 Form of Tax Benefit Restitution Agreement to be executed pursuant to the Combination Agreement (Incorporated by reference to Exhibit 10.7 to Form S-4, Registration Statement No. 333-45821 of
               Coventry Health Care, Inc.).

10.8 Form of License Agreement to be executed pursuant to the Combination Agreement (Incorporated by reference to Exhibit 10.8 to Form S-4, Registration Statement No. 333-45821 of Coventry
               Health Care, Inc.).

10.9 Form of Marketing Service Agreement to be executed pursuant to the Combination Agreement (Incorporated by reference to Exhibit
               10.9 to Form S-4, Registration Statement No. 333-45821 of
               Coventry Health Care, Inc.).

10.10          Employment Agreement dated September 16, 1996 executed by Allen
               F. Wise (Incorporated by reference to Exhibit 10 (iv) to Coventry
               Corporation's Form 10-K for the fiscal year ended December 31, 1996 filed March 31, 1997)

10.11          Employment Agreement dated December 30, 1996 executed by Dale B.
               Wolf (Incorporated by reference to Exhibit 10 (v) to Coventry
               Corporation's Form 10-K for the fiscal year ended December 31, 1996 filed March 31, 1997).

10.12          Form of Company's Agreement (for Key Senior Executives) dated
               September 12, 1995 (executed by Richard H. Jones) (Incorporated by reference to Exhibit (xxviii) to Form 10-Q, Quarterly Report, for the quarter ended September 30, 1995).

10.13          Second Amended and Restated 1987 Statutory-Nonstatutory Stock
               Option Plan (Incorporated by reference to Exhibit 10.8.1 attached to Annual Report on Coventry Corporation's Form 10-K for fiscal year ended December 31, 1993).

10.14 Third Amended and Restated 1989 Stock Option Plan (Incorporated by reference to Exhibit 10.8.2 attached to Coventry Corporation's
               Annual Report on Form 10-K for fiscal year ended December 31,
               1993).

10.15          1993 Outside Directors Stock Option Plan (as amended) (See Exhibit
               10.8.3 attached to the Coventry Corporation's Annual Report on
               Form 10-K for the year ended December 31, 1995).

10.16 1993 Stock Option Plan (as amended) (See Exhibit 10.8.4 attached to the Coventry Corporation's Annual Report on Form 10-K for the year ended December 31, 1995).

10.17          Coventry Corporation 1997 Stock Incentive Plan, as amended.

10.18          Coventry Corporation Supplemental Executive Retirement Plan
               ("SERP") effective July 1, 1994 (Incorporated by reference to
               Exhibit 4.2 to Coventry Corporation's Form S-8, Registration
               Statement No. 33-81358).

10.19          First Amendment to SERP dated December 31, 1996.

10.20          Second Amendment to SERP dated July 15, 1997.



10.21          Southern Health Management Corporation 1993 Stock Option Plan
               (Incorporated by reference to Exhibit 10.8.5 to Coventry
               Corporation's Annual Report on Form 10-K for the year ended
               December 31, 1995).

10.22          Employment Agreement dated October 14, 1996 executed by Joe
               Carroll (Incorporated by reference to Exhibit 10 (xxii) to
               Coventry Corporation's Form 10-K for the fiscal year ended
               December 31, 1996 filed March 31, 1997).

10.23          Employment Agreement dated November 11, 1996 executed by
               Richard H. Jones (Incorporated by reference to Exhibit 10 (xxiv) to Coventry Corporation's Form 10-K for the fiscal year ended
               December 31, 1996 filed March 31, 1997).

10.24          Employment Agreement dated January 24, 1997 executed by
               Robert A. Mayer (Incorporated by reference to Exhibit 10 (xxvii) to Coventry Corporation's Form 10-K for the fiscal year ended
               December 31, 1996 filed March 31, 1997).

10.25          Risk Sharing Agreement dated as of March 31, 1997 by and among
               Health America Pennsylvania Inc., Coventry Corporation and
               Allegheny Health, Education and Research Foundation.
               (Incorporated by reference to Exhibit 10.1 to Coventry
               Corporation's Form 8-K/A dated March 12, 1998)*

10.26 First Amendment to Risk Sharing Agreement, dated June 11, 1997, by and between Coventry Corporation and Allegheny Health, Education & Research Foundation. (Incorporated by reference to
               Exhibit 10.2 to Coventry Corporation's Form 8-K/A dated March 12,
               1998)*

10.27 Second Amendment to Risk Sharing Agreement, dated June 30, 1997, by and between Coventry Corporation and Allegheny Health, Education & Research Foundation. (Incorporated by reference to
               Exhibit 10.3 to Coventry Corporation's Form 8-K/A dated March 12,
               1998)*

10.28 Third Amendment to Risk Sharing Agreement, dated August 25, 1997, by and between Coventry Corporation and Allegheny Health, Education & Research Foundation.

10.29          Global Capitation Agreement, dated March 12, 1997, by and among
               Group Health Plan, Inc., HealthCare USA of Missouri, LLC and BJC
               Health Systems. (Incorporated by reference to Exhibit 10.5 to
               Coventry Corporation's Form 8-K/A dated March 12, 1998)*

10.30          Credit Agreement dated as of December 29, 1997 among the Company,
               Morgan Guaranty Trust Company of New York, NationsBank, N.A. and
               Morgan Guaranty Trust Company of New York as agent ($42,823,577
               Credit Facility) (Incorporated by reference to Exhibit 10 of
               Coventry Corporation's Current Report on Form 8-K dated January
               8, 1998).

11.1           Computation of Net Earnings Per Common and Common Equivalent Share

21.1           Subsidiaries of the Registrant

23.1           Consent of Arthur Andersen LLP (See Exhibit 23 attached to this
               Report)

27             Financial Data Schedule (for SEC use only)

* Portions of this exhibit have been omitted and have been accorded confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
