Form 10-K/A
period 1997-12-31
COVENTRY CORP
filed 1998-04-30
CIK 867440

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-K/A

                                Amendment No. 1

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

===============================================================================

                              COVENTRY CORPORATION

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                              Page
                                                                              ----
PART I     OMITTED

PART II    OMITTED

PART III

Item 10:   Directors and Executive Officers of the Registrant

Item 11:   Executive Compensation

Item 12: Security Ownership of Certain Beneficial Owners and Management

Item 13:   Certain Relationships and Related Transactions

PART IV    OMITTED


                                    PART III

ITEM 10:   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

At March 31, 1998, the Company's directors and executive officers are as follows:


NAME                                AGE         POSITION

John H. Austin, M.D.                53          Director(1)(2)
Philip N. Bredesen                  54          Director
Laurence DeFrance                   53          Director(1)(2)
Emerson D. Farley, Jr., M.D.        59          Director
Patrick T. Hackett                  36          Director(2)
Richard H. Jones                    42          Director, Senior Vice President
Lawrence N. Kugelman                55          Director
Rodman W. Moorhead, III             54          Director(1)
Allen F. Wise                       55          Director, Chief Executive Officer and President
Joseph N. Carroll                   59          Vice President of Operations
James L. Gore                       60          Vice President
James R. Hailey                     41          Vice President, Specialty Markets
Jan H. Hodges                       38          Vice President, Finance
Robert A. Mayer                     55          Senior Vice President
Jefferson H. Ockerman               42          Assistant Secretary
Shirley R. Smith                    53          Vice President, Corporate General Counsel and Secretary
Dale B. Wolf                        43          Senior Vice President, Chief Financial Officer and Treasurer


(1) Member of Compensation and Benefits Committee
(2) Member of Audit and Finance Committee

Dr. Austin has been a director of the Company since January 1988 and was elected Chairman of the Board of Directors in December 1995. Dr. Austin has been employed with Arcadian Management Services since June 1997. From March 1997 until June 1997, Dr. Austin was self-employed as a health care consultant. From October 1994 to March 1997, he served as President of the Professional Services Division of Unihealth, one of the nation's largest voluntary non-profit healthcare networks. From July 1992 to October 1994 he was a self-employed health care consultant. He was employed as Executive Vice President and Medical Director for Health Plan of America, an HMO from 1987 until June 1992.
He is currently a director of Quadramed Corporation.

Mr. Bredesen accepted a position as a director of the Company in April 1997. He was formerly a director of the Company from its founding in November 1986 to January 1993. He is currently the Mayor of the Metropolitan Government of Nashville and Davidson County, Tennessee, having been elected to that position in August 1991 and re-elected in August 1995.

Mr. DeFrance has been a director of the Company since August 1990. Since March 1992 he has been self-employed as a business consultant and private investor. He was a member of the Board of Directors of DeVlieg-Bullard, Inc., a manufacturer of precision engineered machine tools, from April 1986 to December 1994. He was DeVlieg-Bullard's President from April 1986 to March 1992 and its Chief Executive Officer from December 1989 to March 1992.

Dr. Farley has been a director of the Company since December 1994. Since 1972, Dr. Farley has been engaged in the private practice of medicine in Richmond, Virginia. From 1989 until September 1997, he was the Medical Consultant for Signet Bank in Richmond, Virginia. Since 1991, Mr. Farley has been the Vice-Chairman of Doctors Insurance Reciprocal Risk Retention Group in Richmond, Virginia which provides medical malpractice insurance coverage to physicians. From 1984 to 1994, he was the Chairman of the Board of Directors of Southern Health Management Corporation (now known as Coventry HealthCare Management Corporation).

Mr. Hackett has been a Managing Director of E.M. Warburg, which manages Warburg Pincus Ventures since 1994. He served as an Associate at E.M. Warburg from 1990 to 1991 and as Vice President from 1991 to 1993. Mr. Hackett is a member of the Board of Directors of Transition Systems, Inc., a provider of software and related services to the health care industry, and several privately held companies.

Mr. Jones has been a director of the Company since December 1995. A certified public accountant, Mr. Jones was named President and Chief Executive Officer of Group Health Plan, Inc., a wholly-owned subsidiary of the Company, on October 7, 1996. He is also a Senior Vice President of the Company and was Treasurer of the Company from June 1993 until December 1996. From November 1990 to June 1993, he was Vice President, Chief Financial Officer and Treasurer of the Company.

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

Mr. Moorhead has been employed since 1973 by E.M. Warburg, a specialized financial services firm in New York, where he currently serves as Senior Managing Director. He is a director of NeXstar Pharmaceuticals, Inc., Transkaryotic Therapies, Inc., Xomed Surgical Products, Inc. and several private companies. He is a Trustee of The Taft School and a member of the Overseer's Committee on University Resources, Harvard College.

Mr. Wise was elected a director of the Company in October 1996. He was named President and Chief Executive Officer of the Company on October 7, 1996. Mr. Wise was Executive Vice President of MetraHealth Company, Inc., a managed health care Exchange Agent, from October 1994 until it was acquired by United HealthCare Corp., a managed health care Exchange Agent, in October 1995. He retained the same title with United HealthCare Corp. until October 1996. From January 1994 to October 1994 he was President and Chief Executive Officer of Wise Health System, a health care investment company. From 1991 to 1994, Mr. Wise was President and Chief Executive Officer of Keystone Health Plan, a managed health care Exchange Agent, and was also Chief Operating Officer of Independence Blue Cross, a health care insurance Exchange Agent located in Philadelphia, Pennsylvania.

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

Mr. Mayer was named Senior Vice President of the Company and Chief Operating Officer of HealthAmerica Pennsylvania, Inc. on February 10, 1997. From November 1994 to February 1997, he was President and Chief Executive

Officer of Independence Financial Services Corp., an insurance holding company located in Stamford, Connecticut. From February 1989 to November 1994, Mr. Mayer was Senior Vice President, Chief Financial Officer, Treasurer and a Director of Sierra Health Services, Inc., a managed care company located in Las Vegas, Nevada which provides a wide range of services. Mr. Mayer is a certified public accountant.

Mr. Ockerman was elected Assistant Secretary on November 3, 1997. Since June 1, 1995, he has been Associate Corporate General Counsel of the Company. Prior to that, from October 1, 1987 to May 31, 1995, Mr. Ockerman was an attorney with the law firm of Kemper, McLemore & Ockerman in Nashville, Tennessee.

Ms. Smith has been a Vice President, Corporate General Counsel and Secretary of the Company since March 1994. From August 1993 to March 1994, she was Acting General Counsel and Secretary of the Company. From April 1989 to August 1993, she was Assistant General Counsel of the Company.

Mr. Wolf was elected Senior Vice President, Chief Financial Officer and Treasurer of the Company on December 9, 1996. From August 1995 to December 1996, he was Executive Vice President of SpectraScan Health Services, Inc., a Connecticut women's health care services company. From January 1995 to August 1995, Mr. Wolf was Senior Vice President, Business Development for MetraHealth Companies, Inc., a Connecticut managed health care company. Prior to that, from August 1988 to December 1994, Mr. Wolf was Vice President, Specialty Operations Officer for the Managed Care and Employee Benefits Operations of The Travelers, a Hartford, Connecticut insurance company. Mr. Wolf is a Fellow of the Society of Actuaries.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company during fiscal year 1997 pursuant to Rule 16a-3(e) of the Securities Exchange Act of 1934, as amended, and upon written representations from reporting persons that Form 5 was not required to report late filings, all reporting persons filed on a timely basis.

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth annual, long-term and other compensation awarded to, earned by or paid to the Chief Executive Officer and the persons who, in fiscal 1997, were the other four most highly compensated executive officers of the Company (the "Named Executive Officers") for the three fiscal years ended December 31, 1995, 1996 and 1997:


                                            SUMMARY COMPENSATION TABLE

                                                                                      LONG TERM COMPENSATION
                                               ANNUAL COMPENSATION                            AWARDS
                                    ---------------------------------------------------------------------------
                                                                      OTHER        RESTRICTED      SECURITIES
        NAME AND                                                      ANNUAL         STOCK         UNDERLYING         ALL OTHER
   PRINCIPAL POSITION          YEAR      SALARY        BONUS       COMPENSATION      AWARDS        OPTIONS(#)        COMPENSATION
------------------------      ------    --------     --------      ------------    ----------     ------------      --------------

 Allen F. Wise (1)             1997     $464,400     $562,500 (2)   $ 74,745 (3)   $850,000 (4)     150,000          $22,526 (5)
     President & Chief         1996      137,395           --             --             --         400,000              240
     Executive Officer         1995           --           --             --             --              --               --


  Dale B. Wolf (1)             1997     $288,302     $250,000 (6)   $146,614 (3)         --         100,000          $12,461 (7)
     Senior Vice President,    1996           --           --             --             --         100,000               --
     Chief Financial Officer   1995           --           --             --             --              --               --
     and Treasurer


  Richard Jones                1997     $273,768     $185,000 (11)         0              0          50,000          $12,866 (12)
     Senior Vice President     1996     $229,588            0              0              0         100,000          $ 6,750 (13)
                               1995     $205,000            0              0              0          25,000          $ 6,000 (13)


  Robert A. Mayer              1997     $213,100     $ 30,000 (8)   $ 18,750 (3)          0         200,000          $10,469 (9)
     Senior Vice President     1996           --
                               1995           --

  Joseph N. Carroll            1997     $196,600     $ 30,000              0              0               0          $11,057 (10)
     Vice President            1996     $ 43,335            0              0              0         100,000          $   264 (14)
                               1995           --

------------

(1) Allen F. Wise was appointed President and Chief Executive Officer of the Company effective October 7, 1996. Dale B. Wolf was appointed Senior Vice President, Chief Financial Officer and Treasurer effective December 9, 1996.
(2) Includes 10,676 shares of unrestricted stock at fair market value as of the date of grant.
(3) Relocation expenses reimbursement (taxable and nontaxable, and including gross-up of taxable portion).
(4) Mr. Wise received a restricted stock grant for 50,000 shares of Common Stock, the value of which has been based upon the value of the Common Stock on the date of grant ($17, as reported on The Nasdaq National Market). The restrictions on the restricted stock, which is not entitled to dividends, will lapse in one-third increments annually over three years. The value of the 50,000 shares of restricted stock as of December 31, 1997 was $762,500 (based upon the value of the Common Stock as reported on The Nasdaq National Market on December 31, 1997 - $15 1/4).
(5) Group life insurance premium ($1,743), employer matching contribution to the Company's Retirement Savings Plan ($4,177) and employer matching contribution to the Company's Supplemental Executive Retirement Plan ($16,606).
(6) Includes 5,890 shares of unrestricted stock at fair market value as of date of grant.
(7) Group life insurance premium ($510), employer matching contribution to the Company's Retirement Savings Plan ($4,434) and employer matching contribution to the Company's Supplemental Executive Retirement Plan ($7,517).
(8) Includes 252 shares of unrestricted stock at fair market value as of date of grant.
(9) Group life insurance premium ($1,149), employer matching contribution to the Company's Retirement Savings Plan ($3,089) and employer matching contribution to the Company's Supplemental Executive Retirement Plan ($6,231)
(10) Group life insurance premium ($2,115), employer matching contribution to the Company's Retirement Savings Plan ($2,981) and employer matching contribution to the Company's Supplement Executive Retirement Plan ($5,961)
(11)  Includes 3959 shares of unrestricted stock at fair market value as of date of grant.
(12) Group life insurance premium ($546), employer matching contribution to the Company's Retirement Savings Plan ($6,807) and employer matching contribution to the Company's Supplemental Executive Retirement Plan ($5,513)
(13) Consists of employer contributions to the Company's Retirement Savings Plan and Supplemental Executive Retirement Plan.
(14)  Group life insurance premium

The following table provides information on option grants to the Named Executive Officers during fiscal 1997. No stock appreciation rights ("SARs") were granted during fiscal 1997.


                                            OPTION GRANTS IN LAST FISCAL YEAR

                                                                                          POTENTIAL REALIZABLE VALUE AT
                          NUMBER OF                                                       ASSUMED RATES OF STOCK PRICE
                          SECURITIES       PERCENT OF TOTAL                               APPRECIATION FOR OPTION TERM
                          UNDERLYING       OPTIONS GRANTED     EXERCISE OR                -----------------------------
                           OPTIONS         TO EMPLOYEES IN     BASE PRICE     EXPIRATION
       NAME               GRANTED(#)         FISCAL YEAR       ($/SHARE)         DATE          5%             10%
------------------      --------------    -----------------   ------------    -----------  -----------   --------------
Allen F. Wise              150,000               9.9%           17.00           7/17/07    $1,603,681     $4,064,043

Dale B. Wolf                50,000               3.3%           11.625          3/27/07    $  365,545     $  926,363
                            50,000               3.3%           15.9375         7/15/07    $  501,150     $1,270,014

Richard H. Jones            50,000               3.3%           15.9375         7/15/07    $  501,150     $1,270,014

Robert A. Mayer            100,000               6.6%            7.3125         2/10/07    $  459,879     $1,165,424
                            50,000               3.3%           11.6250         3/27/07    $  365,545     $  926,363
                            50,000               3.3%           11.125          4/14/07    $  349,823     $  886,519

Joseph N. Carroll               --                --                --               --            --             --

------------------


(1) Generally, all options vest in equal increments annually over a four year period; Mr. Wise's options vest in equal increments annually over three years.

The following table provides information as to options exercised or held during fiscal 1997 by the Named Executive Officers:

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES




                                                                 NUMBER OF SECURITIES
                                                                UNDERLYING UNEXERCISED             VALUE OF UNEXERCISED
                                SHARES                                 OPTIONS                     IN-THE-MONEY OPTIONS
                               ACQUIRED                              AT FY-END(#)                        AT FY-END
                             ON EXERCISE         VALUE       ----------------------------     -----------------------------
       NAME                      (#)            REALIZED      EXERCISABLE   UNEXERCISABLE      EXERCISABLE   UNEXERCISABLE
----------------------      ------------      -----------    -------------  -------------     -------------  --------------
Allen F. Wise                      --               --          133,333        466,667        $  566,665     $ 1,133,335

Dale B. Wolf                       --               --           25,000        175,000        $  121,875     $   546,875

Richard H. Jones                   --               --          161,036        137,500        $  543,537     $   218,750

Robert A. Mayer                    --               --                0        200,000                 0     $ 1,181,250

Joseph N. Carroll                  --               --           25,000         75,000        $  117,188     $   351,563


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

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

Allen F. Wise. Mr. Wise entered into an Employment Agreement effective October 7, 1996 for an initial term of one year (the "Initial Term"), which will continue on a year-to-year basis as long as a new employment contract is not executed or the agreement has not been otherwise terminated. Under the terms of the agreement, Mr. Wise receives a base salary (currently $550,000) per year. In addition, upon execution of the agreement, Mr. Wise received non-qualified stock options to purchase 400,000 shares of the Company's Common Stock at an exercise price of $11.00 per share, the fair market value per share of the Common Stock as of October 7, 1996. These options will vest over a period of three years, subject to acceleration in the event that substantially all of the assets or capital stock of the Company are sold or transferred or the Company is merged or consolidated with an unaffiliated entity. Mr. Wise is also eligible to receive an annual incentive bonus of up to 100% of his base salary, determined 50% on achievement of performance factors by the Company and the remainder to be granted in the sole discretion of the Compensation and Benefits Committee of the Board of Directors. If Mr. Wise's employment is terminated by the Company for any reason other than cause, or he terminates his employment with the Company as a result of a significant change in the nature or the scope of his position and authority following a Change in Control (as defined below), the Company will continue to pay his base salary at that time plus that portion of his annual incentive bonus which is based on the Company's performance, if those criteria are met, for a period of twelve months, plus any time period remaining in the Initial Term. In consideration of these benefits, Mr. Wise agreed not to compete with the Company during the term of his employment and for one year thereafter.

Richard H. Jones. Mr. Jones entered into an Employment Agreement with the Company effective November 11, 1996 for an initial term of two years, which will continue on a year-to-year basis as long as a new employment contract is not executed or the agreement has not been otherwise terminated. Under the terms of this agreement, Mr. Jones receives a base salary (currently $300,000) per year and was granted non-qualified options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $12.75 per share, the fair market value per share of the Common Stock as of September 6, 1996. These options will vest over a period of four years, subject to acceleration in the event that substantially all of the assets or capital stock of the Company are sold or transferred or the Company is merged or consolidated with an unaffiliated entity. Of the options granted to Mr. Jones under his Employment Agreement, options to purchase 25,000 shares were exchanged for existing nonvested options to purchase the same number of shares at a higher price. Mr. Jones is eligible to participate in any annual incentive bonus programs available to officers of the Company and to receive other incentive compensation as determined annually by the Compensation and Benefits Committee of the Board of Directors. Additionally, Mr. Jones will be eligible to receive a retention bonus in the amount of $400,000 to be paid in full on January 31, 1999, if he is and has been continuously employed with the Company or a subsidiary of the Company until that time. In the event Mr. Jones terminates his employment for Good Reason (as defined below), or in the event the Company terminates his employment for any reason other than cause, Mr. Jones will continue to receive his yearly base salary for a period of 24 months following termination and will be allowed to exercise any vested options. In the event Mr. Jones' employment is terminated at any time within three years following the occurrence of a Change in Control (as defined below), the terms of this agreement, except with respect to the exercise and acceleration of options to purchase Common Stock, will become null and void, and the terms and conditions of that certain Change in Control Agreement executed by Mr. Jones and the Company as of September 12, 1995 will control. In consideration of these benefits, Mr. Jones agreed not to compete with the Company during the term of his employment and for two years thereafter.

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

Joseph N. Carroll. Mr. Carroll entered into an Employment Agreement with the Company dated October 14, 1996 for an initial term of one year, which will continue on a year-to-year basis as long as a new employment contract is not executed or the agreement has not been otherwise terminated. Under the terms of this agreement, Mr. Carroll receives a base salary (currently $190,000 ) and 100,000 stock option shares which vest over a four-year period and accelerate in the event substantially all of the capital stock or assets of the Company are sold or transferred or the Company is merged into or consolidated with another unaffiliated entity. Mr. Carroll is eligible to participate in any annual incentive bonus programs available to officers of the Company and to receive other incentive compensation as determined annually by the Compensation and Benefits Committee of the Board of Directors. In the event of termination for any reason other than cause, Mr. Carroll receives severance compensation equal to his base salary for six months.

Robert A. Mayer. Mr. Mayer entered into an Employment Agreement with the Company dated January 24, 1997, which has been amended by Amendment No. 1 to Employment Agreement dated March 12, 1997. Under the terms of this agreement, Mr. Mayer receives a base salary (currently $250,000) and 100,000 stock option shares which vest over a three-year period and accelerate in the event substantially all of the capital stock or assets of the Company are sold or transferred or the Company is merged into or consolidated with another unaffiliated entity. Mr. Mayer is eligible to participate in any annual incentive bonus programs available to officers of the Company and to receive other incentive compensation as determined annually by the Compensation and Benefits Committee of the Board of Directors. The initial term of the agreement is two years; it then continues on a year-to-year basis. In the event of termination for any reason other than cause, Mr. Mayer receives severance equal to his base salary for 15 months.

Dale B. Wolf. Mr. Wolf entered into an Employment Agreement with the Company dated December 30, 1996 for an initial term of one year, which will continue on a year-to-year basis as long as a new employment contract is not executed or the agreement has not been otherwise terminated. Under the terms of this agreement, Mr. Wolf receives a base salary (currently $325,000) and 100,000 stock option shares which vest over a four-year period and accelerate in the event substantially all of the capital stock or assets of the Company are sold or transferred or the Company is merged into or consolidated with another unaffiliated entity. Mr. Wolf is eligible to participate in any annual incentive bonus programs available to officers of the Company and to receive other incentive compensation as determined annually by the Compensation and Benefits Committee of the Board of Directors. In the event of termination for any reason other than cause (which includes termination for Good Reason), Mr. Wolf receives severance of his base salary for one year.

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

For purposes of the agreements described above, "Good Reason" is generally defined to include a significant change in the nature or scope of the executive's position and authority or a reduction in base salary. In the Change in Control Agreements, "Good Reason" also includes certain substantial reductions in incentive compensation.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the year ended December 31, 1997, no member of the Compensation and Benefits Committee had been an officer or employee or a former officer or employee of the Company or any of its subsidiaries. In addition, no member of the Compensation and Benefits Committee had any relationship requiring disclosure by the Company under applicable rules and regulations promulgated by the Securities and Exchange Commission.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of February 13, 1998, regarding the beneficial ownership of the Company's Common Stock by (i) each person or group who is known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) all directors and nominees for director of the Company, (iii) each executive officer named in the Executive Compensation Table and (iv) all directors and executive officers of the Company as a group. Information on beneficial owners other than officers or directors is based on the most recent information filed by such beneficial owners with the Securities and Exchange Commission. The number of shares beneficially owned by each director or executive officer is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. The Company believes that each of the beneficial owners of the Common Stock listed below who is an executive officer or director of the Company, based on the information furnished by such owner, has sole voting and investment power (or shares such power with his or her spouse or in the case of an entity, with its affiliates) with respect to such shares, subject to the information contained in the notes to the table.



                                                                           NUMBER OF
                                                                           SHARES OF
                                                                          COMMON STOCK               PERCENT OF
                                                                          BENEFICIALLY              COMMON STOCK
NAME AND ADDRESS OF BENEFICIAL OWNER                                        OWNED(1)             BENEFICIALLY OWNED
----------------------------------------------------------------       -----------------       ----------------------
Warburg Pincus Ventures, L.P. (2)...............................          6,517,047(7)               16.6%
  466 Lexington Avenue
  New York, NY 10017
The Crabbe Huson Group, Inc. (4)................................          3,124,800                   9.3%
  121 S.W. Morrison, Suite 1400
  Portland, OR   97204
Montgomery Asset Management, LLC (5)............................          2,617,000                   7.9%
  101 California Street
  San Francisco, CA 94111
Philip N. Bredesen (6)..........................................          1,769,271                   5.3%
  Office of the Mayor
  107 Metropolitan Courthouse
  Nashville, Tennessee 37201
John H. Austin, M.D.............................................             48,834(7)                  *
Laurence DeFrance...............................................             15,334(7)                  *
Emerson D. Farley, Jr., M.D.....................................             76,510(7)                  *
Patrick T. Hackett (2) (3) (8)..................................          6,527,047                  16.6%
Richard H. Jones................................................            164,995(7)                  *
Lawrence N. Kugelman............................................             66,000(7)                  *
Rodman W. Moorhead, III (2) (3) (9).............................          6,522,047                  16.6%
Allen F. Wise...................................................            207,134(7)                  *
Joseph N. Carroll...............................................             34,500(7)                  *
Robert A. Mayer.................................................             73,085(7)                  *
Dale B. Wolf....................................................             45,290(7)                  *
Executive Officers and Directors as a Group (21 persons)........          2,669,047(7)                8.0%

-------------

* Less than one percent

(1) For the purpose of this table, a person or group of persons is deemed to beneficially own shares issuable upon the exercise of warrants or options that are currently exercisable or that will become exercisable within 60 days from the date set forth above.

(2) According to the joint Schedule 13D (the "Joint 13D") filed by Warburg, E.M. Warburg, Joel Ackerman, Jonathan S. Leff, Patrick T. Hackett and Warburg, Pincus & Co. ("WP"), E.M. Warburg is a New York limited liability company that manages Warburg, a Delaware limited partnership, and WP is a New York general partnership that is the sole general partner of Warburg Ventures. WP has a 15% interest in the profits of Warburg as general partner and also owns approximately 1.2% of the limited partnership interests of Warburg. According to the Joint 13D, Lionel I. Pincus is the managing partner of WP and the managing member of E.M. Warburg and may be deemed to control both WP and E.M. Warburg. The Joint 13D indicates that Joel Ackerman, Jonathan S. Leff and Patrick T. Hackett (the "Trustees"), have been appointed as voting trustees under a Voting Trust Agreement, dated April 15, 1997, relating to all shares of Coventry Preferred Stock or Coventry Common Stock that Warburg may acquire. Mr. Leff is an employee of E.M. Warburg, and Messrs. Ackerman, Hackett and Rodman W. Moorhead, III are general partners of WP and Managing Directors and members of E.M. Warburg and Messrs. Hackett and Moorhead are directors of Coventry. As partners of WP, Messrs. Hackett and Moorhead may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 under the Securities Exchange Act of 1934) in an indeterminate portion of the shares beneficially owned by Warburg and WP. The address of each of the voting trustees is 466 Lexington Avenue, New York, N.Y. 10017. Under the terms of the Voting Trust Agreement, the Trustees, acting by majority vote, have exclusive authority to vote the shares held pursuant to the Voting Trust Agreement for the ten year term of the Voting Trust Agreement. The Voting Trust Agreement will terminate earlier if Warburg shall be deemed to beneficially own less than ten percent of the Common Stock and shall give notice of termination to the Trustees. Under the terms of the warrants held by Warburg, the warrant shall not be exercisable as to any shares, the ownership of which by Warburg would require approval under various state laws, unless and until such regulatory approval has been obtained.

(3) Shares shown as beneficially owned by Warburg consist of 655,000 shares of Common Stock, 3,749,400 shares of Coventry Common Stock that may be acquired on conversion of $37,494,000 in aggregate principal amount of the Coventry Convertible Notes held by Warburg (or on conversion of Coventry Preferred Stock if authorized and issued in exchange for the Coventry Convertible Notes) and warrants to purchase 2,117,647 shares of Coventry Common Stock held by Warburg Ventures.

(4) According to its most recent Schedule 13G, The Crabbe Huson Group, Inc. is an Oregon corporation.

(5) According to its most recent Schedule 13G, Montgomery Asset Management, LLC is a Delaware limited liability company.

(6)    Mr. Bredesen's shares are owned jointly by his wife, Andrea Conte.

(7) Includes the following shares issuable upon exercise of stock options which are currently exercisable or which will become exercisable within 60 days of the date set forth above: John H. Austin, M.D., 21,334 shares subject to options; Laurence DeFrance, 13,334 shares subject to options; Emerson D. Farley, Jr., M.D., 9,500 shares subject to options; Richard H. Jones, 161,036 shares subject to options; Lawrence N. Kugelman, 31,000 shares subject to options; Allen F. Wise, 133,333 shares subject to options; Joseph N. Carroll, 25,000 shares subject to options; Robert A. Mayer, 58,333 shares subject to options; Dale B. Wolf, 37,500 shares subject to options; and all executive officers and directors as a group (21 persons), 631,747 shares subject to options.

(8) Mr. Hackett disclaims beneficial ownership of the Common Stock owned by Warburg or that may be acquired by Warburg on conversion of the Convertible Exchangeable Senior Subordinated Notes, the Series A Preferred Stock (if issued in exchange for the notes) or on the exercise of warrants. See Notes 2 and 3 above.

(9) Mr. Moorhead disclaims beneficial ownership of the Common Stock owned by Warburg or that may be acquired by Warburg on conversion of the Convertible Exchangeable Senior Subordinated Notes, the Series A Preferred Stock (if authorized and issued in exchange for the notes) or on the exercise of warrants. See Notes 2 and 3 above.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company and Dr. Emerson D. Farley, Jr. entered into a Consulting Agreement dated as of January 1, 1995, under the terms of which Dr. Farley provides consulting services to Coventry HealthCare Management Corporation, the Company's subsidiary headquartered in Richmond, Virginia, in exchange for a fee of $72,000 per annum ($6,000 per month), the option to purchase 10,000 shares of the Company's Common Stock at an exercise price of $24.50 per share, and a non-compete agreement in force during the term of the Agreement and for one year thereafter. The Agreement is for an annually-renewing period of one year and may be terminated by either party giving the other party sixty (60) days prior written notice of such termination.

Rodman W. Moorhead, III and Patrick T. Hackett are Senior Managing Director and Managing Director, respectively, of E.M. Warburg, which manages Warburg Ventures. During 1997, the Company issued warrants to purchase 2,117,647 shares of Coventry Common Stock at $10.625 per share and Convertible Notes in aggregate principal amount of $37,494,000 to Warburg Ventures. See footnote 2 to the beneficial ownership table in Item 12 above for additional information.

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

COVENTRY CORPORATION


By:   /s/ Dale B. Wolf          Senior Vice President, Chief Financial Officer,
      ------------------------     Treasurer and Principal Accounting Officer
      Dale B. Wolf


Dated: April 29, 1998

                                INDEX TO EXHIBITS
Reg. S-K
Item 601



Exhibit
No.            Description of Exhibit

10.1           Coventry Corporation 1997 Stock Incentive Plan, as amended.
